Form 10QSB
period 2003-03-30
BAS CONSULTING INC
filed 2003-06-10
CIK 1220286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______to________

                         Commission file number: O-50212

                              BAS CONSULTING, INC.
        (Exact name of small business issuer as specified in its charter)


           Nevada                                      81-0592184
    (State or other jurisdiction                      (IRS Employer
  of incorporation or organization)                Identification Number)

                               1686 Citation Drive
                            West Palm Beach, FL 33417
                    (Address of principal executive offices)

                                  561-683-5259
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,000,000 shares of Common Stock, as of May 30, 2003.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]

--------
1 This is the Issuer's first Report under the '34 Exchange Act subsequent to its becoming subject to such Reporting Requirements as of May 13, 2003; the Issuer having initially filed a Form 10-SB Registration Statement on March 14, 2003.

         Reference to such Form 10-SB, unless otherwise specifically stated, refers to the aforesaid initial filing.

                                DSE FISHMAN, INC.


                                      INDEX


         PART I.
         FINANCIAL INFORMATION



                                                                  Page Number
        PART I - Item 1

         Unaudited Condensed Financial Statements:

        Condensed Balance Sheet as of  March 31, 2003                   3

        Condensed Statements of Operations for the Three
          Months Ended March 31, 2003 and the Cumulative
          Period from December 18, 2002 (inception) to
          March 31, 2003                                                4

        Statements of Cash Flows for the Three Months Ended
          March 31, 2003 and the Cumulative Period from
          December 18, 2002 (inception) to March 31, 2003               5

        Notes to Unaudited Condensed Financial Statements               6

        Item 2. - Management's Discussion and Analysis or Plan
          of Operation                                                 10

        Item 3 -  Controls and Procedures                              12

        PART II.
        Other Information (Items 1-6)                                  13

                              BAS CONSULTING, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                 March 31, 2003
                                   (unaudited)


                                     ASSETS


CURRENT ASSETS:

   Cash                                                      $       -
                                                             -------------
     Total Current Assets                                            -
                                                             -------------


TOTAL ASSETS                                                 $       -
                                                             =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accrued expenses                                             $      1,500
                                                             -------------

     Total Current Liabilities                                      1,500
                                                             -------------

STOCKHOLDERS' DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares
    authorized, -0- outstanding                                      -
Common stock at $0.001 par value; authorized 24,000,000
    shares; 9,000,000 shares issued and outstanding                 9,000
Deficit accumulated during the development stage                  (10,500)
                                                             -------------

     Stockholders' Deficit                                         (1,500)
                                                             -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $       -
                                                             =============

   The accompanying notes are an integral part of these financial statements.

                             BAS CONSULTING, INC.
                          (A Development Stage Company)
                             Statement of Operations
                                   (unaudited)


                                                          Cumulative from
                                       Three Months      December 18, 2002
                                        Ended March     (inception) to March
                                           31, 2003           31, 2003
                                      ---------------   ---------------------

           Revenue                    $       -          $          -

           Organization and
            related expenses                 1,500                10,500
                                      ---------------   ---------------------

           Net loss                   $      1,500       $       (10,500)
                                      ===============   =====================

           Basic and diluted loss
            per share                 $       (.00)      $          (.00)
                                      ===============   =====================

           Weighted average number of
            common shares outstanding
                                         9,000,000             9,000,000
                                      ===============   =====================



   The accompanying notes are an integral part of these financial statements.

                              BAS CONSULTING, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)

                                                                             Cumulative from
                                                                            December 18, 2002
                                                         Three Months          (inception)
                                                        March 31, 2003     to Ended March 31, 2003
                                                        -----------------  -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                $        (1,500)   $           (10,500)
Noncash services received                                          -                     9,000
Increase (decrease) in accrued expenses                           1,500                  1,500
                                                        -----------------  -----------------------

Net Cash (Used) by Operating Activities                         -                         -
                                                        -----------------  -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES                            -                         -
                                                        -----------------  -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES                            -                         -
                                                        -----------------  -----------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
                                                                -                         -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                -                         -

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $       -          $              -
                                                        -----------------  -----------------------

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest                                                $       -          $              -
                                                        =================  =======================
Income taxes                                            $       -          $              -
                                                        =================  =======================

   The accompanying notes are an integral part of these financial statements.

                              BAS CONSULTING, INC.
                          (A Development Stage Company)

               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1--BASIS OF PRESENTATION

         BAS Consulting, Inc. (the "Company") was incorporated under the laws of the State of Nevada on December 18, 2002 (inception). The Company, which has not yet generated revenue but has obtained two initial agreements to perform consulting services, will operate as a consulting firm. The Company is considered a development stage company as defined by Statements of Financial Accounting Standards No. 7.

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-SB for the fiscal period ended December 31, 2002.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                a.  Accounting Method

                The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a year ending on December 31.

                b.  Provision for Taxes

                At March 31, 2003, the Company had net operating loss carryforwards of approximately $10,500 that may be offset against future taxable income through 2021. No tax benefit has been reported with respect to these net operating loss carryforwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance.

                The income tax benefit differs from the amount computed at the federal statutory rates of approximately 38% as follows:


                Income tax benefit at statutory rate                $ 3,990
                Change in valuation allowance                        (3,990)
                                                                    --------
                Total                                               $  -
                                                                    ========

                Deferred tax assets (liabilities) at March 31, 2003 are comprised of the following:

                Net operating loss carryforwards                    $ 3,990
                Allowance                                            (3,990)
                                                                    --------
                Net                                                 $  -
                                                                    ========

                If substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of net operating loss carryforwards that could be utilized by the Company.

                c.  Cash Equivalents

                The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                d.  Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                e.  Basic Loss Per Common Share

                Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits.

                f.  Recently Issued Accounting Standards

                In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement 13, and Technical Corrections ("SFAS 145"). For most companies, SFAS 145 requires gains and losses from the extinguishment of debt to be classified as a component of income or loss from continuing operations. Prior to the issuance of SFAS 145, early debt extinguishments were required to be recognized as extraordinary items. SFAS 145 amended other previously issued statements and made numerous technical corrections. SFAS 145 is effective for fiscal years beginning after May 15, 2002. Adoption of this standard has had no impact on the Company.

                The FASB recently issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 nullifies the Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 requires that a liability associated with an exit or disposal activity be recognized when the liability is incurred while EITF Issue No. 94-3 recognized such liability at such time that an entity committed to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged.

                On October 1, 2002, the FASB issued SFAS 147, which applies to all acquisitions of a financial institution except those between two or more mutual enterprises, which is being addressed in a separate project. SFAS 147 is not expected to have any impact on the Company

                On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, which amends SFAS No. 123, Accounting for StockBased Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. (Under the fair value based method, compensation cost for stock options is measured when options are issued.) In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

                g.   Revenue Recognition

                The Company will develop its revenue recognition policies when planned principal operations commence.

                h.   Stock Options and Warrants

                The Company has elected to measure and record compensation cost relative to employee stock option and warrant costs in accordance with Accounting Principles Board (`APB") Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations and will make pro forma disclosures of net income and earnings per share as if the fair value method of valuing stock options and warrants had been applied. Under APB Opinion 25. compensation cost is recognized for stock options and warrants granted to employees when the option or warrant price is less than the market price of the underlying common stock on the date of grant. Options that are outstanding to purchase 650,000 shares at $.01 per share were deemed to have been issued at the fair market value at the date of grant at which time the Company had no resources or revenue.

NOTE 3 -- GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues to cover its operating costs to allow it to continue as a going concern. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

                                     ITEM 2

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                                  OF OPERATION


Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

         Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These include the Company's lack of historically profitable operations, dependence on key personnel, the success of the Company's consulting services business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and other public communications.

Operations

         BAS has begun soliciting engagements and performing work. The current engagement agreements, both of which will be performed principally by our founder, contain contingencies or milestones. We are not entitled to receive fees until the related milestones have been achieved. We cannot predict the likelihood of being successful in achieving the milestones. The extent of operations over the next 12 months will be determined by:

o        The amount of financing obtained, if any,

o The number of client engagements that can be obtained that are either short-term in nature or provide for progress billing, and

o        Our ability to negotiate non-cash compensation to satisfy commitments.

         We cannot predict what our level of activity will be over the next 12 months because we do not know how many, if any, client engagements that we will obtain. We will not incur any cash obligations that we cannot satisfy with known resources of which there are currently none except as hereinafter indicated. Our founder will provide his services at no cost and will advance a limited amount of funds to cover costs incurred. All of these advances will be treated as loans and will be repaid if and when we have the financial resources to do so. These costs will include the costs of seeking engagements, professional services and incidentals. If we obtained funding of $50,000, such funds would be used to cover initial needs for salaries, travel and advertising costs, including printed marketing materials and a basic website. We believe that this amount would cover at least 12 months of costs.

         If we are unable to obtain financing, we will seek engagements (i.e., consulting contracts) through approaching the business contacts of our founder directly rather than through other marketing strategies. By doing so, we will not incur significant cash requirements in the process.

Liquidity

         BAS does not have any credit facilities or other commitments for debt or equity. No assurances can be given that advances when needed will be available. BAS has commenced work on a website and is soliciting engagements. We do not believe that we need funding to cover initial operations because we do not have a capital intensive business plan and can also use independent contractors to assist in many projects. We will use funding, if obtained, to cover the salary of our founder and to pay for marketing materials and proposal efforts. We currently have no formal salary arrangements with Dr. Schoomer. While no annual salary or length of employment has been determined to date, we anticipate providing a minimum annual salary of $50,000 to be accrued and paid out of revenues, if any. No salary will be earned or accrued until initial revenue commences. No formal written arrangements will be made until we have either obtained financing or client engagements, however, under no circumstances will the first year's base salary exceed $100,000. We will seek venture or private capital immediately upon the effectiveness of this registration statement. Such funding, which would not exceed $100,000 will, if obtained, be used to pay salaries and for the production of marketing materials. However, we will commence operations and seek client engagements even if no funding is obtained. The private capital will be sought from former business associates of our founder or private investors referred to us by those associates. If a market for our shares ever develops, of which there can be no assurances, we will use shares to compensate employees/consultants wherever possible. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.

         To meet commitments that are greater than 12 months in the future, we will have to obtain client engagements in sufficient number and at sufficient levels of profitability. There does not currently appear to be any other viable source of long-term financing except that management may consider various sources of debt and/or equity financing if same can be obtained on terms deemed reasonable to management.

Recent Accounting Pronouncements

         No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on BAS' financial position or reported results of operations.

Seasonality

         We do not yet have a basis to determine whether our consulting business will be seasonal.

                                     ITEM 3.

                             CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officer") are responsible for establishing and maintaining disclosure controls and procedures for us. Currently our founder serves in both capacities. Such officer has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

         The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.



PART II           OTHER INFORMATION

Item 1                     Legal Proceedings

                                            None

Item 2                     Changes in Securities and Uses of Proceeds

                                            None

Item 3                     Defaults Upon Senior Securities

                                            None

Item 4                     Submission of Matters to a Vote of Shareholders

On December 31, 2002, the Company's Board of Directors approved its 2002 Non-Statutory Stock Option Plan. Thereafter a special meeting of security holders was held in order to consider the adoption of the Company's 2002 Nonstatutory Stock Option Plan (the "Plan"). Holders of all then outstanding shares of the Company's common stock voted in favor of adopting the Plan. A copy of the Plan was filed as Exhibit 10.1 to the Company's Form 10-SB (#O-50212)

Item 5                     Other Information

                                                     None

Item 6                     Exhibits and Reports on Form 8-K

                                            None

       Exhibit Number                   Description
       --------------                   -----------
           99.01 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        BAS Consulting, Inc.
                                                        --------------------
                                                        (Registrant)




                                                        /s/ B. Alva Schoomer
                                                        ---------------------
                                                        By: B. Alva Schoomer
                                                            President


June 2, 2003

                                CERTIFICATIONS

                      CHIEF EXECUTIVE AND FINANCIAL OFFICER

                                   I,       B. Alva Schoomer, certify that:

                                   1.       I have reviewed this quarterly
report on Form 10-QSB of BAS Consulting, Inc.

                                   2.       Based on my knowledge,  this
quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

                                   3.       Based on my knowledge,  the
financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

                                   4.       The  registrant's  other  certifying
officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                                   5.       The registrant's other certifying
officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

                                   6.       The registrant's  other  certifying
officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June  2, 2003

/s/ B. Alva Schoomer
-----------------------
    B. Alva Schoomer
Chief Executive Officer
and Chief Financial Officer