Form 10QSB
period 2003-06-30
BAS CONSULTING INC
filed 2003-08-21
CIK 1220286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


                                   (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                     5675 Baldwin Court, Norcross, GA. 30071
                    (Address of principal executive offices)

                                  770-417-1664

                (Issuer's telephone number, including area code)

                  1686 Citation Drive West Palm Beach, FL 33417
 (Former Name, Former Address and Former Fiscal Year, if Changed Since
  Last Report)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,000,000 shares of Common Stock, as of August 14, 2003.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]

                              BAS CONSULTING, INC.


                                      INDEX


         PART I.
         FINANCIAL INFORMATION



                                                                           Page
                                                                          Number

   PART I - Item 1. Financial Statements


    Unaudited Condensed Financial Statements:

   Condensed Balance Sheet as of  June 30, 2003                              3

   Condensed Statements of Operations for the Three and Six Months Ended
    June 30, 2003 and the Cumulative Period from December 18, 2002
    (inception) to June 30, 2003                                             4

   Statements of Cash Flows for the Six Months Ended June 30, 2003 and the
    Cumulative Period from December 18, 2002 (inception) to June 30, 2003    5


   Notes to Unaudited Condensed Financial Statements                         6

   Item 2. - Management's Discussion and Analysis or Plan of Operation      10

   Item 3 - Controls and Procedures                                         12

   PART II.
   Other Information (Items 1-6)                                            13

                              BAS CONSULTING, INC.
                                  Balance Sheet
                                  June 30, 2003
                                   (unaudited)


                                     ASSETS


CURRENT ASSETS:

   Cash                                                          $        -
                                                                 --------------

     Total Current Assets                                                 -
                                                                 --------------


TOTAL ASSETS                                                     $        -
                                                                 ==============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accrued expenses                                                 $       3,000
                                                                 --------------

     Total Current Liabilities                                           3,000
                                                                 --------------

STOCKHOLDERS' DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares
    authorized, -0- outstanding                                           -
Common stock at $0.001 par value; authorized 24,000,000
    shares; 9,000,000 shares issued and outstanding                      9,000
Deficit accumulated during the development stage                       (12,000)
                                                                 --------------

     Stockholders' Deficit                                              (3,000)
                                                                 --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $        -
                                                                 ==============

   The accompanying notes are an integral part of these financial statements.

                              BAS CONSULTING, INC.
                             Statement of Operations
                                   (unaudited)



                                                                Cumulative from
                               Three Months                    December 18, 2002
                               Ended March   Six Months Ended    (inception) to
                                 31, 2003     June 30, 2003      June 30, 2003
                               -----------   ----------------  -----------------


Revenue                        $     -       $         -       $          -

Organization and related
expenses                            1,500             3,000              12,000
                               -----------   ---------------   -----------------

Net loss                       $    1,500    $        3,000    $        (12,000)
                               ===========   ===============   =================

Basic and diluted loss per
share                          $     (.00)   $         (.00)   $           (.00)
                               ===========   ===============   =================
Weighted average number of
common shares outstanding       9,000,000         9,000,000           9,000,000
                               ===========   ===============   =================






   The accompanying notes are an integral part of these financial statements.

                              BAS CONSULTING, INC.
                            Statements of Cash Flows
                                   (unaudited)
                                                                Cumulative from
                                                               December 18, 2002
                                            Six Months Ended    (inception) to
                                              June 30, 2003      June 30, 2003
                                           ----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                   $        (3,000)   $         (12,000)
Noncash services received                             -                   9,000
Increase (decrease) in accrued expenses              3,000                3,000
                                           ----------------   ------------------

Net Cash (Used) by Operating Activities               -                    -
                                           ----------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES                  -                    -
                                           ----------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES                  -                    -
                                           ----------------   ------------------


INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS:                                         -                    -

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                            -                    -
                                           ----------------   ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD $          -       $            -
                                           ================   ==================


SUPPLEMENTAL SCHEDULE OF CASH FLOW
 ACTIVITIES:

Cash Paid For:
Interest                                   $          -       $            -
                                           ================   ==================
Income taxes                               $          -       $            -
                                           ================   ==================


   The accompanying notes are an integral part of these financial statements.

                              BAS CONSULTING, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1--BASIS OF PRESENTATION


         BAS Consulting, Inc. (the "Company") was incorporated under the laws of the State of Nevada on December 18, 2002 (inception). The Company, which had not generated revenue through June 30, 2003, but has obtained (through June 30, 2003) two initial agreements to perform consulting services, operates as a consulting firm. The Company realized its initial fee revenue ($13,750) in July 2003.


         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-SB for the fiscal period ended December 31, 2002.

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

                b.  Provision for Taxes

                At June 30, 2003, the Company had net operating loss carryforwards of approximately $12,000 that may be offset against future taxable income through 2021. No tax benefit has been reported with respect to these net operating loss carryforwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance.

                The income tax benefit differs from the amount computed at the federal statutory rates of approximately 38% as follows:


                Income tax benefit at statutory rate                $ 4,200
                Change in valuation allowance                        (4,200)
                                                               -------------

Total                                                               $  -
                                                               =============


                Deferred tax assets (liabilities) at June 30, 2003 are comprised of the following:

                Net operating loss carryforwards                    $ 4,200
                Allowance                                            (4,200)
                                                               -------------
                Net                                                 $  -
                                                               =============

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

                In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the provision of this statement to have a significant impact on the Company's financial statements.

                In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. The Company has no obligations regarding Interpretation No. 45.

                In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities." Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. The Company holds no interest in variable interest entities.

                g.   Revenue Recognition

                The Company recognizes revenue when work has been completed, and there are no unresolved contingencies outstanding.

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

NOTE 3 -- GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs to allow it to continue as a going concern. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.



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

Operations

         BAS has begun soliciting engagements and performing work. It earned its first revenue ($13,750) in July 2003. All but one of the current outstanding engagement agreements contain contingencies or milestones. We are not entitled to receive fees until the related milestones have been achieved. We cannot predict the likelihood of being successful in achieving the milestones. The extent of operations over the next 12 months will be determined by:

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

                           None

Item 3                     Defaults Upon Senior Securities

                           None

Item 4                     Submission of Matters to a Vote of Shareholders

                           None

Item 5                     Other Information

                           None

Item 6                     Exhibits and Reports on Form 8-K

                           None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                                       BAS CONSULTING, INC.
                                                           (Registrant)

Date: August 19, 2003                                 By: /s/ B. Alva Schoomer
                                                          --------------------
                                                              B. Alva Schoomer,
                                                              President