Form 10QSB
period 2003-09-30
BAS CONSULTING INC
filed 2003-12-09
CIK 1220286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


FORM 10-QSB
-----------

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______to________

                         Commission file number: 0-50212

                              BAS CONSULTING, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Nevada                                   81-0592184
 ---------------------------                  -------------------
(State or other jurisdiction                 (IRS Employer
of incorporation or organization)            Identification Number)

                               5675B Baldwin Court
                               -------------------
                                  Norcross, GA.
                                  -------------
                    (Address of principal executive offices)

                                  770-417-1664
                                  ------------
                (Issuer's telephone number, including area code)

          ____________________________________________________________
      (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,000,000 shares of Common Stock, as of November 24, 2003.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]

                              BAS CONSULTING, INC.
                              --------------------

                                                                 INDEX


   PART I.
   FINANCIAL INFORMATION



                                                              Page Number
   PART I - Item 1. Financial Statements

   Unaudited Condensed Financial Statements:

   Condensed Balance Sheet as of  September 30, 2003              3

   Condensed Statements of Operations for the Three
   and Nine Months Ended September 30, 2003                       4

   Statement of Cash Flows for the Nine Months Ended
   September 30, 2003                                             5

   Notes to Unaudited Condensed Financial Statements              6

   Item 2. - Management's Discussion and Analysis or
   Plan of Operation                                             10

   Item 3 - Controls and Procedures                              12

   PART II.
   Other Information (Items 1-6)                                 12

                              BAS CONSULTING, INC.
                                  Balance Sheet
                               September 30, 2003
                                   (unaudited)


                                     ASSETS
                                     ------

CURRENT ASSETS:

 Cash                                                       $  -
                                                             ------
 Total Current Assets                                          -
                                                             ------

TOTAL ASSETS                                                $  -
                                                             ======

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accrued expenses                                            $ 8,000
                                                             ------
Total Current Liabilities                                     8,000
                                                             ------
STOCKHOLDERS' DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares
authorized, -0- outstanding                                    -
Common stock at $0.001 par value; authorized 24,000,000
shares; 9,000,000 shares issued and outstanding               9,000
Accumulated deficit                                         (17,000)
                                                             ------
Stockholders' Deficit                                        (8,000)
                                                             ------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $  -
                                                             ======

   The accompanying notes are an integral part of these financial statements.

                              BAS CONSULTING, INC.
                            Statements of Operations
                                   (unaudited)






                                       Three Months          Nine Months
                                         Ended                  Ended
                                   September 30, 2003     September 30, 2003
                                 ---------------------- ------------------------
Revenue                               $ 23,000              $    23,000

General and administrative              28,000                   31,000
                                       -------               ----------
Net loss                              $ (5,000)                  (8,000)
                                       =======               ==========
Basic and diluted loss per share      $   (.00)             $      (.00)
                                       =======               ==========
Weighted average number of
 common shares outstanding           9,000,000                9,000,000
                                     =========               ==========


   The accompanying notes are an integral part of these financial statements.

                              BAS CONSULTING, INC.
                             Statement of Cash Flows
                      Nine Months ended September 30, 2003
                                   (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                  $ (8,000)

Increase in accrued expenses                                 8,000
                                                           -------
Net Cash (Used) by Operating Activities                       -
                                                           -------
CASH FLOWS FROM INVESTING ACTIVITIES
                                                              -
                                                           -------
CASH FLOWS FROM FINANCING ACTIVITIES
                                                              -
                                                           -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:             -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              -
                                                           -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $   -
                                                           =======
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

Cash Paid For:

Interest                                                  $   -
                                                           =======
Income taxes                                              $   -
                                                           =======






    The accompanying notes are an integral part of these financial statements

                              BAS CONSULTING, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1--BASIS OF PRESENTATION

         BAS Consulting, Inc. (the "Company") was incorporated under the laws of the State of Nevada on December 18, 2002 (inception) to be a consulting firm.

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-SB for the fiscal period ended December 31, 2002.

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

                b.  Provision for Taxes

                At September 30, 2003, the Company had net operating loss carry-forwards of approximately $17,000 that may be offset against future taxable income through 2021. No tax benefit has been reported with respect to these net operating loss carryforwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance.

                The income tax benefit differs from the amount computed at the federal statutory rates of approximately 38% as follows:


                Income tax benefit at statutory rate       $ 6,460
                Change in valuation allowance               (6,460)
                                                            ------
                                                           $  -
                                                            ======

                Deferred tax assets (liabilities) at September 30, 2003 are comprised of the following:

                Net operating loss carryforwards           $ 6,460
                Allowance                                   (6,460)
                                                            ------
                Net                                        $  -
                                                            ======

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

                On October 1, 2002, the FASB issued SFAS 147, which applies to all acquisitions of a financial institution except those between two or more mutual enterprises, which is being addressed in a separate project. SFAS 147 is not expected to have any impact on the Company

                On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. (Under the fair value based method, compensation cost for stock options is measured when options are issued.) In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

                In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement did not have a significant impact on the Company's financial statements.

                g.   Revenue Recognition

                The Company will recognize revenue on contracts when work has been performed and the project completed satisfactorily.
                The Company will not undertake contingency contracts wherein income is linked to the completion of activities performed or completed by others.

                h.   Stock Options and Warrants

                The Company has elected to measure and record compensation cost relative to employee stock option and warrant costs in accordance with Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations and will make pro forma disclosures of net income and earnings per share as if the fair value method of valuing stock options and warrants had been applied. Under APB Opinion 25. compensation cost is recognized for stock options and warrants granted to employees when the option or warrant price is less than the market price of the underlying common stock on the date of grant. Options that are outstanding to purchase 650,000 shares at $.01 per share were deemed to have been issued at the fair market value at the date of grant at which time the Company had no resources or revenue.

NOTE 3 -GOING CONCERN

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

NOTE 4 -STOCKHOLDERS' DEFICIT

         On December 18, 2002, the Board of Directors issued 9,000,000 shares of common stock for $9,000 in services to the founding shareholders of the Company. These services included the payment of approximately $5,500 in professional fees on behalf of the Company. The preparation of documents and similar founding activities was considered to have a value of at least $3,500.

Preferred Stock

         The Company's certificate of incorporation authorizes the issuance of 1,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its board of directors. Accordingly, the Company's board of directors is empowered, without stockholder approval, to issue shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. At September 30, 2003, the Company had no shares of preferred stock issued and outstanding.

Common Stock

         The holders of the Company's common stock:

         o Have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

         o Are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

         o Do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

         o Are entitled to one noncumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

Stock Option Plan

         Pursuant to a December 31, 2002 Board of Directors approval and subsequent stockholder approval, the Company adopted its 2002 Non-Statutory Stock Option Plan (the"Plan") whereby it reserved for issuance up to 1,500,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of, consultants, attorneys and advisors to the Company and its subsidiaries with additional incentives by increasing their ownership interest in the Company. Directors, officers and other employees of the Company and its subsidiaries are eligible to participate in the Plan. Options in the form of Non-Statutory Stock Options ("NSO") may also be granted to directors who are not employed by the Company and consultants, attorneys and advisors to the Company providing valuable services to the Company and its subsidiaries. In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to the Company and/or its subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status. The Plan provides for the issuance of NSO's only, which are not intended to qualify as"incentive stock options" within the meaning of Section 422 of the Internal Revenue Code, as amended.

         The Board of Directors of the Company or a Compensation Committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period. Notwithstanding this discretion (i) the term of any option may not exceed 10 years and (ii) an option will terminate as follows: (a) if such termination is on account of termination of employment for any reason other than death, without cause, such options shall terminate one year thereafter; (b) if such termination is on account of death, such options shall terminate 15 months thereafter; and (c) if such termination is for cause (as determined by the Board of Directors and/or Compensation Committee), such options shall terminate immediately. Unless otherwise determined by the Board of Directors or Compensation Committee, the exercise price per share of common stock subject to an option shall be equal to no less than 10% of the fair market value of the common stock on the date such option is granted. No NSO shall be assignable or otherwise transferable except by will or the laws of descent and distribution or except as permitted in accordance with SEC Release No.33-7646 as effective April 7, 1999.

         The Plan may be amended, altered, suspended, discontinued or terminated by the Board of Directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted. Thus, stockholder approval will not necessarily be required for amendments which might increase the cost of the Plan or broaden eligibility except that no amendment or alteration to the Plan shall be made without the approval of stockholders which would (a) increase the total number of shares reserved for the purposes of the Plan or decrease the NSO price (except as provided in paragraph 9 of the Plan) or change the classes of persons eligible to participate in the Plan or (b) extend the NSO period or (c) materially increase the benefits accruing to Plan participants or (d) materially modify Plan participation eligibility requirements or (e) extend the expiration date of the Plan. Unless otherwise indicated the Plan will remain in effect until terminated by the Board of Directors.

         Management has issued 650,000 of the aforesaid options to certain current members of its management team as well as other persons whom it considers to be important to its current and proposed business activities, as follows with all options exercisable at $.01 per share for a period of five years from date of issuance.

                                     ITEM 2

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                                  OF OPERATION


Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Information set forth herein contains"forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes,"
"expects," "may," "should" or"anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These include the Company's lack of historically profitable operations, dependence on key personnel, the success of the Company's consulting services business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and other public communications.

Operations

     BAS generated its initial revenue in the quarter ended September 30, 2003. BAS had begun soliciting and signing engagements and performing work during the six months ended June 30, 2003. As of July 2003, BAS had entered into engagement agreements that contained contingencies or milestones which may have required BAS to register with the SEC as a broker/dealer .

     One agreement contained milestones the first of which was achieved in July 2003 resulting in the receipt of revenue and cash in the amount of $12,500.Such agreement dated July 14, 2003 provided for the Company acting as a finder with respect to certain transactions relating to financings (i.e., introducing firms to an unaffiliated third-party that would make an equity investment in the firm introduced). The finder's fee (transaction-based compensation) was equal to five (5%) percent of the financing conducted as a result of the Company's introduction. Accordingly, compensation to us was contingent upon closing, (i.e., receipt of financing). This Agreement has been cancelled although the Company did not participate in any negotiations relating to the financings. The Company will not enter any future agreements that call for a finder fee or other similar compensation.

     Due to the fact that BAS does not wish to register with the SEC as a broker/dealer, it decided to cancel agreements heretofore entered into, due, in part, to the contingent nature of any compensation which it might receive under those agreements. The Company has indicated in its Form 10-SB Registration Statement, as most recently amended and as filed with the SEC on November 13, 2003 that it will not assist clients in raising or soliciting capital or conducting any negotiations with potential funding sources for financing, but will be available in its role as a consulting firm, to discuss structuring concepts to the extent permitted, so long as same does not involve activities whereby it would be required to register with the Commission as a broker/dealer. Accordingly, we will not effect any transaction in, or induce, or attempt to induce the purchase or sale of any securities (unless otherwise exempt under the '34 Exchange Act) for the account of others, nor will it engage in the business of buying and selling securities for its own account through a broker or otherwise. Additionally, it does not intend to raise or find capital for issuer's of securities.

     Accordingly, the Company will attempt to negotiate fixed minimum (or otherwise) fees for engagements as well as non-contingent hourly fees for services rendered, but will not undertake engagements whereby the fee is based upon contingencies (such as closings).

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

Liquidity

     BAS does not have any credit facilities or other commitments for debt or equity. No assurances can be given that advances when needed will be available. BAS has commenced work on a website and is soliciting engagements. We do not believe that we need funding to cover initial operations because we do not have a capital intensive business plan and can also use independent contractors to assist in many projects. We will use funding, if obtained, to cover the salary of our founder and to pay for marketing materials and proposal efforts. We currently have no formal salary arrangements with Dr. Schoomer. While no annual salary or length of employment has been determined to date, we anticipate providing a minimum annual salary of $50,000 to be accrued and paid out of revenues, if any. No salary will be earned or accrued until initial revenue commences. No formal written arrangements will be made until we have either obtained financing or client engagements, however, under no circumstances will the first year's base salary exceed $100,000. To meet commitments in the future, we will have to obtain client engagements in sufficient number and at sufficient levels of profitability to generate cash to meet obligations. There does not currently appear to be any other viable source of long-term financing except that management may consider various sources of debt and/or equity financing if same can be obtained on terms deemed reasonable to management.

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

                                     ITEM 3.

                             CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer (collectively, the"Certifying Officer") are responsible for establishing and maintaining disclosure controls and procedures for us. Currently our founder serves in both capacities. Such officer has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

          None

Item 3  Defaults Upon Senior Securities

          None

Item 4  Submission of Matters to a Vote of Shareholders

          None

Item 5  Other Information

          None

Item 6  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             31         Section 302 Certification of the CEO and CFO
             32         Section 906 Certification of the CEO and CFO

        (b)  Reports on Forms 8-K

                        None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  BAS CONSULTING, INC.
                                                      (Registrant)

Date: December  9, 2003                         /s/ B. Alva Schoomer
                                                    -----------------
                                                By: B. Alva Schoomer
                                                    President