Form 10QSB/A
period 2003-09-30
BAS CONSULTING INC
filed 2004-01-14
CIK 1220286

1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



FORM 10-QSB/AMENDMENT 1



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

                               5675B Baldwin Court

                               Norcross, GA. 30071

                     --------------------------------------
                    (Address of principal executive offices)

                                  770-417-1664
                (Issuer's telephone number, including area code)

                   1686 Citation Drive, West Palm Beach, 33417
  -----------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,000,000 shares of Common Stock, as of December 31, 2003.


Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]

                              BAS CONSULTING, INC.


                                      INDEX


         PART I.
         FINANCIAL INFORMATION



                                                                Page Number
PART I - Item 1. Financial Statements

Unaudited Condensed Financial Statements:

Condensed Balance Sheet as of September 30, 2003                    3


Condensed Statements of Operations for the Three
 and Nine Months Ended September 30, 2003 and
 Cumulative From December 18, 2002 (inception) to
 September 30, 2003                                                 4

Statement of Cash Flows for the Nine Months Ended
 September 30, 2003 and Cumulative From
 December 18, 2002 (inception) to September 30, 2003                5

Notes to Unaudited Condensed Financial Statements                   6

Item 2. - Management's Discussion and Analysis or
 Plan of Operation                                                 13

Item 3 - Controls and Procedures                                   15

PART II.

Other Information (Items 1-6)                                      16

                              BAS CONSULTING, INC.
                                  Balance Sheet
                               September 30, 2003

                          (A Development Stage Company)

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

                              BAS CONSULTING, INC.
                            Statements of Operations

                          (A Development Stage Company)

                                   (unaudited)






                                                                Cumulative From
                                 Three Months    Nine Months   December 18, 2002
                                    Ended           Ended        (inception) to
                                  September       September       September
                                  30, 2003        30, 2003        30, 2003
                               --------------    ------------  -----------------
Revenue                           $ 23,000        $ 23,000        $ 23,000

General and administrative          28,000          31,000          40,000
                                   -------         -------         -------
Net loss                          $ (5,000)       $ (8,000)       $(17,000)
                                   =======         =======         =======

Basic and diluted loss per
 share                            $   (.00)       $   (.00)       $  (0.00)
                                   =======         =======         =======
Weighted average number of
 common shares outstanding        9,000,000      9,000,000        9,000,000
                                  =========      =========        =========







   The accompanying notes are an integral part of these financial statements.

                              BAS CONSULTING, INC.

                            Statements of Cash Flows
                          (A Development Stage Company)

                                   (unaudited)


                                                             Cumulative From
                                                             December 18, 2002
                                         Nine Months ended    (inception) to
                                        September 30, 2003   September 30, 2003
                                        ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                     $ (8,000)           $ (17,000)
Non-cash services received                       -                   9,000
Increase (decrease) in accrued expenses         8,000                8,000
                                              -------             --------
Net Cash (Used) by Operating Activities          -                    -
                                              -------             --------
CASH FLOWS FROM INVESTING ACTIVITIES             -                    -
                                              -------             --------
CASH FLOWS FROM FINANCING ACTIVITIES             -                    -
                                              -------             --------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS:                                    -                    -

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                       -                    -
                                              -------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $   -               $    -
                                              =======             ========

SUPPLEMENTAL SCHEDULE OF CASH FLOW
 ACTIVITIES:

Cash Paid For:

Interest                                     $   -               $    -
                                              =======             ========
Income taxes                                 $   -               $    -
                                              =======             ========









   The accompanying notes are an integral part of these financial statements

                              BAS CONSULTING, INC.

                          (A Development Stage Company)
                                   (Unaudited)


               NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1--BASIS OF PRESENTATION


         BAS Consulting, Inc. (the "Company") was incorporated under the laws of the State of Nevada on December 18, 2002 (inception) to be a consulting firm. The Company, which has not yet generated significant amounts of revenue, will operate as a consulting firm. The Company is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7. During its development stage, the Company has developed and refined its basic business plan and strategy and commenced making business contacts and seeking clients.


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

                The income tax benefit differs from the amount computed at the federal statutory rates of approximately 38% as follows:


                Income tax benefit at statutory rate      $ 6,460
                Change in valuation allowance              (6,460)
                                                           ------
                Total                                     $  -
                                                           ======

                Deferred tax assets (liabilities) at September 30, 2003 are comprised of the following:

                Net operating loss carryforwards          $ 6,460
                Allowance                                  (6,460)
                                                           -------
                Net                                       $  -
                                                           =======

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

NOTE 4 -SHAREHOLDERS' EQUITY

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

Stock Option Plan

         Pursuant to a December 31, 2002 Board of Directors approval and subsequent stockholder approval, the Company adopted its 2002 Non-Statutory Stock Option Plan (the"Plan") whereby it reserved for issuance up to 1,500,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of, consultants, attorneys and advisors to the Company and its subsidiaries with additional incentives by increasing their ownership interest in the Company. Directors, officers and other employees of the Company and its subsidiaries are eligible to participate in the Plan. Options in the form of Non-Statutory Stock Options ("NSO") may also be granted to directors who are not employed by the Company and consultants, attorneys and advisors to the Company providing valuable services to the Company and its subsidiaries. In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to the Company and/or its subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status. The Plan provides for the issuance of NSO's only, which are not intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code, as amended.

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

Operations


        BAS, incorporated in Nevada in December of 2002, has not yet generated significant amounts of revenue. It is considered to be a development stage company as defined by Statement of Financial Accounting Standards No. 7. During its development stage, BAS has developed and refined its basic business plan and strategy and commenced making business contacts and seeking clients.


        BAS generated its initial revenue in the quarter ended September 30, 2003. BAS had begun soliciting and signing engagements and performing work during the six months ended June 30, 2003. As of July 2003, BAS had entered into engagement agreements that contained contingencies or milestones which may have required BAS to register with the SEC as a broker/dealer.

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


                                     ITEM 3.


                             CONTROLS AND PROCEDURES


            As of the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.




                                     PART II

                                OTHER INFORMATION

Item 1      Legal Proceedings

                 None


Item 2 Changes in Securities and Small Business Issuer Purchases of Equity Securities


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



                                                 BAS CONSULTING, INC.
                                                    (Registrant)


Date:  January 10, 2004                        /s/ B. Alva Schoomer



                                             By: B. Alva Schoomer, President
                                                 (Principal Executive, Financial
                                                  and Accounting Officer)