Form 10QSB/A
period 2003-09-30
BAS CONSULTING INC
filed 2004-01-30
CIK 1220286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



FORM 10-QSB/AMENDMENT 2



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

NOTE 4--Contingemcy


         The Company has been advised by the SEC's staff that it believes that certain contingent fee advisory agreements previously entered into by BAS required prior registration by BAS under the Securities and Exchange Act of 1934, as amended as a broker-dealer. Management has cancelled all of the contracts involved, and has indicated that it will not enter into similar contracts in the future. Accordingly, BAS may be subjected to regulatory actions and proceedings as well as private civil litigation relating to unregistered broker-dealer activities. The outcome of any action or proceeding, which may result in fines, penalties, damages, decrees and/or other remedies is uncertain. BAS intends to vigorously defend any action or proceeding which may arise in this connection consistent with the best interest of its shareholders.


NOTE 5 -SHAREHOLDERS' EQUITY

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



                                                 BAS CONSULTING, INC.
                                                    (Registrant)


Date:  January 29, 2004                        /s/ B. Alva Schoomer



                                             By: B. Alva Schoomer, President
                                                 (Principal Executive, Financial
                                                  and Accounting Officer)