Form 10KSB
period 2003-12-31
BAS CONSULTING INC
filed 2004-04-19
CIK 1220286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 0-50212


                              BAS CONSULTING, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                 Nevada                                        81-0592184
------------------------------------------------          ---------------------
(State or other jurisdiction of incorporation or           (I.R.S. Employer
                organization)                               Identification No.)

           5675B Baldwin Court
             Norcross, GA                                        30071
---------------------------------------                   ---------------------
(Address of principal Executive Offices)                       (Zip Code)

                     Issuer's Telephone Number: 770-417-1664

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

                     Common Stock par value $.001 per share

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___
   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent year: $23,000 as of December 31, 2003.

The number of shares outstanding of each of the Registrant's classes of common stock, as of February 29, 2004 is 9,000,000 shares, all of one class, $.001 par value per share. Of this number, -0- shares were held by non-affiliates of the Registrant1.

The Company's common stock has not traded on the OTCBB or elsewhere and accordingly, there is no aggregate "market value" to be indicated for such shares. The "value" of the -0- shares held by non-affiliates, based upon the book value as of December 31, 2003 is $-0-.


*Affiliates for the purpose of this item refers to the Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owing 5% or more of the Registrant's common stock, both of record and beneficially.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes__________No_________ NOT APPLICABLE



                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

Transitional Small Business Disclosure Format
[  ] Yes  [  ] No




--------
1 One Hundred Fifty Thousand (150,000) shares of our common stock is owned by the wife of the Issuer's President, who, solely for purposes of this 10-KSB, is being considered an affiliate, notwithstanding the fact that her husband, the Issuer's President, disclaims any beneficial interest in or control over the 150,000 shares of our common stock owned by his wife, except as may be attributed to him by Operation of Law.

                                TABLE OF CONTENTS

PART I...............................................................2

   Item 1.        DESCRIPTION OF BUSINESS............................2

   Item 2.        DESCRIPTION OF PROPERTY............................5

   Item 3.        LEGAL PROCEEDINGS..................................5

   Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS............................................5
Part II..............................................................5

   Item 5.        MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER
                  MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF
                  EQUITY SECURITIES..................................5

   Item 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION.........................................13

   Item 7.        FINANCIAL STATEMENTS..............................20

   Item 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE...............21

   Item 8A.       CONTROLS AND PROCEDURES...........................21

PART III............................................................21

   Item 9.        DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT........................................21

   Item 10.       EXECUTIVE COMPENSATION............................25

   Item 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS....26

   Item 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....27

PART IV.............................................................27

   Item 13.       EXHIBITS, LIST AND REPORTS ON FORM 8-K............27

   Item 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES............27

SIGNATURES..........................................................28

                                     PART I


Item 1.           DESCRIPTION OF BUSINESS

         BAS Consulting, Inc. was incorporated in the state of Nevada on December 18, 2002 to be a consulting firm. Our mission is to provide consulting services to:

        o        Technology, service and manufacturing companies,

        o        Business development companies, and

        o Financial services companies and others considering investments in technology companies.

We will not assist clients in raising or soliciting capital or conducting any negotiations with potential funding sources for financing, but will be available in our role as a consulting firm, to discuss structuring concepts to the extent permitted, so long as same does not involve activities whereby we would be required to register with the Commission as a broker/dealer. Accordingly, we will not effect any transaction in, or induce, or attempt to induce the purchase or sale of any securities (unless otherwise exempt under the '34 Exchange Act) for the account of others. We will not engage in the business of buying and selling securities for our own account through a broker or otherwise. Additionally, we do not intend to raise or find capital for issuers of securities.

         We commenced operations and entered into certain engagement agreements to be performed entirely by our founder. These engagements have since been cancelled due to the fact that the manner of compensation which we might have otherwise received was contingent upon certain events (including closings of transactions between un-affiliated third-parties introduced to each other by us) which would necessitate our registering with the Commission as a broker/dealer.

Strategy

         We will use our founder/president's contact base to identify clients. Our president, who is currently our sole employee, has more than 30 years of experience in senior positions involved with providing solutions or guidance to technology and manufacturing issues. Throughout his career, he has specialized in applying scientific and analytic techniques to help business enterprises increase their profitability and value. Much of his work has been to define, or redefine, how a business is structured, and often to design, integrate and install automated systems that increase the value of a business by producing substantial increases in productivity. In many cases, achieving targeted goals required major financial, organizational and cultural changes within the client organization. This experience has provided him with a wide range of contacts in the investment banking, science and technology communities. We will approach these contacts in order to obtain potential client referrals. Our method of contact will be in person, by telephone and through mailings. Our approach will be:

Technology and manufacturing companies

         We intend to advise principals and management concerning the utility of existing or planned technology and products and assist them in devising effective and efficient manufacturing and distribution models. We will also be available to assist companies in making decisions about research and development alternatives.

         We will work with and engage independent consultants to:

         o Prepare or assist in the preparation of business plans; and

         o Assess technology and markets.

Initially, the independent consultants will be individuals or groups with whom our president is familiar or with whom our president has undertaken projects in the past. If we obtain significant numbers of engagements, we anticipate increasing our base of consultants. The purpose of using outside consultants is to have access to skilled professionals on an "as needed" basis without incurring fixed costs. As part of our services, we will also provide clients with advice on making their business more interesting or attractive to investors. Our target market will be small and medium sized companies that have limited resources and need to decide how to allocate those resources among potential projects. We will also work with companies that need to become more efficient by introducing automated manufacturing processes.

Business Development Companies

         We will market our services to business development companies to perform due diligence and management services in connection with potential and actual portfolio companies. These services will include assessing the technologies of the target companies as well as assisting in establishing managerial and control systems.

         Our founder is also a co-founder of a recently established business development company.

Financial firms

         We will market our services to financial firms primarily by being available to assist those firms in planning or performing due diligence procedures. Many potential investors, venture capital organizations and others consider investment opportunities in areas where they lack the technical knowledge to assess or even understand the underlying technology of the proposed investee. We will assist those companies to develop a cost effective program to verify, confirm, assess and evaluate the technology or business of prospective acquirees, investees or undertakings.

         We plan to operate domestically and will market our services through other professional service firms, principally local and regional accounting, consulting and law firms. We anticipate working with young private companies, as well as small public companies, that lack the resources to obtain services from older more established firms and which have little or no access to venture capital. We will attempt to negotiate fixed minimum fees for engagements as well as non-contingent hourly fees for services rendered, but will not undertake engagements whereby the fee is based upon contingencies (such as closings). We anticipate that our typical engagements with technology or manufacturing companies will be for terms of six to eighteen months and will seek renewals wherever possible. Due diligence engagements will typically be for terms of a month or less. However, engagements with business development companies may be for longer periods of time and entail due diligence projects involving more than one entity.

         We are contacting our base of contacts to seek client engagements. We do not believe that we need funding to commence initial operations because we do not have a capital intensive business plan and can also use independent contractors to assist in many projects. We will use funding, if obtained, to cover the salary of our president and to pay for marketing materials and proposal efforts. We may seek venture or private capital in the future but have not done so to date. Such funding, which would probably not exceed $100,000 will, if obtained, be used to pay salaries and for the production of marketing materials. However, we have commenced operations and solicited engagements even though no funding has been obtained. The private capital will be sought from former business associates of our president or private investors referred to us by those associates. If a market for our shares ever develops, of which there can be no assurances, we will use shares of our common stock to compensate employees/consultants wherever possible. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.

         Competition in our industry is intense and most of our competitors have greater financial and other resources than we do. Competition will come from a wide variety of consulting and engineering service firms. We intend to compete based on the reputation and contacts of our founder and the creative and practical approach to services that we offer.

         No assurances can be given that our competitive strategy will be successful.

Employees

         On December 31, 2003, we had one employee, B. Alva Schoomer, who is not currently serving in a fulltime capacity. Dr. Schoomer devotes the amount of time to us that he feels is necessary to perform any engagements obtained and to seek new ones. We will seek to engage independent contractors known to our founder to the extent that we need skills that our founder does not possess or additional assistance to complete a project. No assurances can be given that such independent contractors will be available when needed on terms acceptable to us.

Item 2.           DESCRIPTION OF PROPERTY

         We currently operate out of office space located at 5675B Baldwin Court, Norcross, GA 30071 which is provided to us by our founder at no cost which serves as our principal address.

Item 3.           LEGAL PROCEEDINGS

         We are not involved in any litigation.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     Part II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES


         The Company became subject to Securities Exchange Act Reporting Requirements as of May 13, 2003.

         There is no current market for the shares of our common stock. No symbol has been assigned for its securities, and its securities have not been listed or quoted on any Exchange to date. There can be no assurance that a liquid market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

         We have never paid any cash dividends on shares of our common sock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

         As of the close of business on December 31, 2003, there were three stockholders of record of our common stock and 9,000,000 shares were issued and outstanding.

         Since inception, in December 2002 through December 31, 2003, the Company issued an aggregate of 9,000,000 unregistered shares of common stock to 3 individuals for $9,000 in services. No cash consideration was paid. The 3 individuals consisted of the Company's President (8,800,000 shares), his wife (150,000 shares) and a Director (50,000 shares).

         During March, 2004 we issued an aggregate of 56,000 restricted shares (at par value $.001) to 23 persons.

         No underwriter participated in the above-referenced transactions and no underwriting discounts or commissions were paid to anyone.

         The foregoing issuances of securities were effectuated in reliance upon exemption from registration provided by Section 4(2) under the Securities Act of 1933 as amended and Regulation D Rule 505.

         Additionally, during March, 2004 and in accordance with our 2002 Non-Statutory Stock Option Plan (as approved by our Board of Directors on December 31, 2002) and in accordance with our Form S-8 Registration Statement as filed with the SEC on February 10, 2004 (SEC File No.: 333-112672), we issued an aggregate of 1,397,850 shares of our common stock to twelve (12) persons who previously received and subsequently exercised options to purchase shares of our common stock at $.01 per share. Included in such 1,397,850 shares are 500,000 shares issued to our President, Alva B. Schoomer and 50,000 shares issued to our Director, Stanley Priskie. These two individuals are "affiliates" of our Company. In accordance with our Prospectus filed as an exhibit to our Form S-8 Registration Statement, and in particular, the Section thereof entitled "Restriction on Resale of Common Stock" shares acquired under the Stock Option Plan by affiliates may only be resold pursuant to registration requirements of the Act, Rule 144 or another applicable exemption therefrom.

         From inception to date the Company has not repurchased any of its equity securities.

Shareholder Matters

         As a Nevada corporation, we are subject to the Nevada Revised Statutes ("NRS" or "Nevada law"). Certain provisions of Nevada law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

Dissenters' Rights. Among the rights granted under Nevada law which might be considered material is the right for shareholders to dissent from certain corporate actions and obtain payment for their shares (see Nevada Revised Statutes ("NRS") 92A.380-390). This right is subject to exceptions, summarized below, and arises in the event of mergers or plans of exchange. This right normally applies if shareholder approval of the corporate action is required either by Nevada law or by the terms of the articles of incorporation.

         A shareholder does not have the right to dissent with respect to any plan of merger or exchange, if the shares held by the shareholder are part of a class of shares which are:

        o        listed on a national securities exchange,

        o included in the national market system by the National Association of Securities Dealers, or

        o        held of record by not less than 2,000 holders.


This exception notwithstanding, a shareholder will still have a right of dissent if it is provided for in the articles of incorporation or if the shareholders are required under the plan of merger or exchange to accept anything but cash or owner's interests, or a combination of the two, in the surviving or acquiring entity, or in any other entity falling in any of the three categories described above in this paragraph.

Inspection Rights. Nevada law also specifies that shareholders are to have the right to inspect company records (see NRS 78.105). This right extends to any person who has been a shareholder of record for at least six months immediately preceding his demand. It also extends to any person holding, or authorized in writing by the holders of, at least 5% of our outstanding shares. Shareholders having this right are to be granted inspection rights upon five days' written notice. The records covered by this right include official copies of

        1)       the articles of incorporation, and all amendments thereto,

        2)       bylaws and all amendments thereto; and

        3) a stock ledger or a duplicate stock ledger, revised annually, containing the names, alphabetically arranged, of all persons who are stockholders of the corporation, showing their places of residence, if known, and the number of shares held by them, respectively.

         In lieu of the stock ledger or duplicate stock ledger, Nevada law provides that the corporation may keep a statement setting out the name of the custodian of the stock ledger or duplicate stock ledger, and the present and complete post office address, including street and number, if any, where the stock ledger or duplicate stock ledger specified in this section is kept.

Control Share Acquisitions. Sections 78.378 to 78.3793 of Nevada law contain provisions that may prevent any person acquiring a controlling interest in a Nevada-registered company from exercising voting rights. To the extent that these rights support the voting power of minority shareholders, these rights may also be deemed material. These provisions will be applicable to us as soon as we have 200 shareholders of record with at least 100 of these having addresses in Nevada as reflected on our stock ledger. While we do not yet have the required number of shareholders in Nevada or elsewhere, it is possible that at some future point we will reach these numbers and, accordingly, these provisions will become applicable. We do not intend to notify shareholders when we have reached the number of shareholders specified under these provisions of Nevada law. Shareholders can learn this information pursuant to the inspection rights described above and can see the number of our shareholders of record by checking under Item 5 of our annual reports on Form 10-KSB. This form is required to be filed with the Securities and Exchange Commission within 90 days of the close of each fiscal year absent timely request for 15 calendar day extension. You can view these and our other filings at www.sec.gov in the "EDGAR" database.

         Under NRS Sections 78.378 to 78.3793, an acquiring person who acquires a controlling interest in company shares may not exercise voting rights on any of these shares unless these voting rights are granted by a majority vote of our disinterested shareholders at a special shareholders' meeting held upon the request and at the expense of the acquiring person. If the acquiring person's shares are accorded full voting rights and the acquiring person acquires control shares with a majority or more of all the voting power, any shareholder, other than the acquiring person, who does not vote for authorizing voting rights for the control shares, is entitled to demand payment for the fair value of their shares, and we must comply with the demand. An "acquiring person" means any person who, individually or acting with others, acquires or offers to acquire, directly or indirectly, a controlling interest in our shares. "Controlling interest" means the ownership of our outstanding voting shares sufficient to enable the acquiring person, individually or acting with others, directly or indirectly, to exercise one-fifth or more but less than one-third, one-third or more but less than a majority, or a majority or more of the voting power of our shares in the election of our directors. Voting rights must be given by a majority of our disinterested shareholders as each threshold is reached or exceeded. "Control shares" means the company's outstanding voting shares that an acquiring person acquires or offers to acquire in an acquisition or within 90 days immediately preceding the date when the acquiring person becomes an acquiring person.

         These Nevada statutes do not apply if a company's articles of incorporation or bylaws in effect on the tenth day following the acquisition of a controlling interest by an acquiring person provide that these provisions do not apply.

         According to NRS 78.378, the provisions referred to above will not restrict our directors from taking action to protect the interests of our Company and its shareholders, including without limitation, adopting or executing plans, arrangements or instruments that deny rights, privileges, power or authority to a holder of a specified number of shares or percentage of share ownership or voting power. Likewise, these provisions do not prevent directors or shareholders from including stricter requirements in our Articles of Incorporation or Bylaws relating to the acquisition of a controlling interest in our Company.

         Our Articles of Incorporation and Bylaws do not exclude us from the restrictions imposed by NRS 78.378 to 78.3793, nor do they impose any more stringent requirements.

Certain Business Combinations. Sections 78.411 to 78.444 of the Nevada law may restrict our ability to engage in a wide variety of transactions with an "interested shareholder." As was discussed above in connection with NRS 78.378 to 78.3793, these provisions could be considered material to our shareholders, particularly to minority shareholders. They might also have the effect of delaying or making more difficult acquisitions of our stock or changes in our control. These sections of NRS are applicable to any Nevada company with 200 or more stockholders of record and that has a class of securities registered under
Section 12 of the 1934 Securities Exchange Act, unless the company's articles of incorporation provide otherwise. Our common stock is registered under Section 12(g) of the Exchange Act.

         These provisions of Nevada law prohibit us from engaging in any "combination" with an interested stockholder for three years after the interested stockholder acquired the shares that cause him to become an interested shareholder, unless he had prior approval of our Board of Directors. The term "combination" is described in NRS 78.416 and includes, among other things, mergers, sales or purchases of assets, and issuances or reclassifications of securities. If the combination did not have prior approval, the interested shareholder may proceed after the three-year period only if the shareholder receives approval from a majority of our disinterested shares or the offer meets the requirements for fairness that are specified in NRS 78.441-42. For the above provisions, "resident domestic corporation" means a Nevada corporation that has 200 or more shareholders. An "interested stockholder" is defined in NSR 78.423 as someone who is either:

        |X| the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding voting shares; or

        |X| our affiliate or associate and who within three years immediately before the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding shares at that time.

Directors' Duties. Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our Board of Directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws Our Articles of Incorporation provide that the power to adopt, alter, amend, or repeal our Bylaws is vested exclusively with the Board of Directors. In exercising this discretion, our Board of Directors could conceivably alter our Bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the Board would not have the right to do so in a way that would violate law or the applicable terms of our Articles of Incorporation.

Quoting and Trading of Our Common Stock

         There is no established trading market for our common stock. We will seek to have a broker/dealer file an application with the NASD on our behalf to list and quote the shares of our common stock on the OTCBB maintained by the NASD. There can be no assurance as to whether the application will be accepted or, if accepted, the prices at which our common stock will trade if a trading market develops, of which there can be no assurance. Until our common stock is fully distributed and an orderly market develops, if ever, in our common stock, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including:

        o  the depth and liquidity of the market for shares of our common stock,

        o developments affecting our businesses generally, including the impact of the factors referred to in "Risk Factors;"

        o  investor perception of us; and

        o  general economic and market conditions.

No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Penny Stock Restrictions

         Until our shares of common stock qualify for inclusion in the Nasdaq system, if ever, the trading of our securities, if any, will be in the over-the-counter markets which are commonly referred to as the "pink sheets" or on the OTCBB. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, the securities offered.

         SEC Rule 15g-9 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stocks. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

         In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

         The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

        o the basis on which the broker or dealer made the suitability determination and

        o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

General Market Risks

         There is no public market for our common stock, and there can be no assurance that any market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as "Blue Sky" laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

         The market price for our common stock, if publicly traded, is likely to be highly volatile and subject to wide fluctuations in response to factors, many of which are beyond our control, including the following:

        o  actual or anticipated variations in quarterly operating results;

        o announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

        o  additions or departures of key personnel;

        o  sales or issuances of additional shares of common stock; and

        o  potential litigation or regulatory matters.

         The market prices of the securities of microcap companies have been especially volatile. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. A stockholder lawsuit could result in substantial costs and a diversion of management's attention and resources and would adversely affect our stock price.

         The sale or availability for sale of a substantial number of shares of our common stock in the public market pursuant to Rule 144 under the Securities Act of 1933 or otherwise, could materially adversely affect the market price of the common stock and could impair the Company's ability to raise additional capital through the public or private sale of its securities. Nine Million Forty Two Thousand (9,042,000) shares of common stock (including 8,800,000 owned by our president) are "restricted securities," as that term is defined in Rule 144 and may, under certain circumstances, be sold without registration under the Securities Act of 1933. The 9,042,000 shares include 42,000 restricted shares for which issuance authorization has been given as referred to in paragraph 6 of
Item 5. The availability of Rule 144 to the holders of our restricted securities would be conditioned on, among other factors, the availability of certain public information concerning us. "Restricted Securities" as referred to herein may be principally defined as indicated in the Securities Act of 1933, Rule 144(a)(3) "Definitions":

          "Securities acquired directly or indirectly from the issuer, or from an affiliate of the issuer, in a transaction or chain of transactions not involving any public offering."

         We have 24,000,000 authorized shares of common stock. The board of directors, without stockholder approval, could issue up to 13,560,150 shares of common stock (after the 42,000 restricted shares are issued and after the 1,397,850 free-trading shares underlying exercised options are issued (see paragraphs 6 and 9 of Item 5) upon whatever terms it determines to whomever it determines, including persons or entities that would help its present management.

         See also Risk Factors entitled "Rule 144 Sales" and "Blue Sky Considerations" directly below.

 Rule 144 Sales

         Of the 9,000,000 outstanding shares of common stock at February 29, 2004 held by present stockholders, 9,000,000 are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended and as defined above in the previous Risk Factor.

         As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to Company shareholders being that the OTCBB is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who is not an officer, director or control person of the Company) after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop. Of the 9,000,000 restricted shares of common stock, 9,000,000 shares were issued in December 2002 and, accordingly, became available for re-sale pursuant to Rule 144 in December 2003 provided that the Company is current with respect to its 1934 Act reporting requirements.

Blue Sky Considerations

         Because the securities that were registered through the filing of a Form 10-SB have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider any secondary market for the Company's securities to be a limited one.

Item 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

         Certain matters discussed in this annual report on Form 10-KSB are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

        o        our future operating results,
        o        our business prospects,
        o our contractual arrangements and relationships with third parties,
        o the dependence of our future success on the general economy and its impact on the industries in which we may be involved,
        o        the adequacy of our cash resources and working capital, and
        o other factors identified in our filings with the SEC, press releases and other public communications.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe," "anticipate," "expect," "estimate" or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-KSB. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Operations

        BAS, incorporated in Nevada in 2002, has not yet generated significant amounts of revenue, and is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7. During its development stage, BAS has developed and refined its basic business plan and strategy and commenced making business contacts and seeking clients. BAS generated its initial revenue in the quarter ended September 30, 2003. BAS had begun soliciting and signing engagements and performing work during the six months ended June 30, 2003. In July 2003, BAS had entered into engagement agreements that contained contingencies or milestones which may have required BAS to register with the SEC as a broker/dealer.

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

        The remaining two consulting engagements involved:

        a) An agreement dated May 16, 2003 whereby we were engaged as the exclusive representative with respect to a client's desired acquisition of a publicly tradable corporate entity. In that regard, we had agreed to search for and identify two or three prospective acquisition candidates and to perform such due diligence as deemed necessary with respect thereto. The client had agreed to pay us a fee of $57,500 upon closing of an acquisition with a corporate entity initially identified by us, i.e., compensation was contingent upon closing. The Contract has been cancelled.

        b) An agreement dated June 2, 2003 to assist a client with respect to its overall corporate strategy of introducing timesharing to the cruise ship industry. A fee of $50,000 was due and payable upon the successful completion of the engagement. We intended to commence work on this contract in late July 2003. Since compensation was contingent upon closing, this Contract has been cancelled.


        The Company will not enter any future agreements that call for a finder fee or other similar compensation.

         Because BAS does not wish to register with the SEC as a broker/dealer, it decided to cancel those agreements heretofore entered into and referred to above, due, in part, to the contingent nature of any compensation which it might receive under those agreements. We have indicated elsewhere herein that we will not assist clients in raising or soliciting capital or conducting any negotiations with potential funding sources for financing, but will be available in our role as a consulting firm, to discuss structuring concepts to the extent permitted, so long as these procedures do not involve activities whereby we would be required to register with the SEC as a broker/dealer. Accordingly, we will not effect any transaction in, or induce, or attempt to induce the purchase or sale of any securities (unless otherwise exempt under the '34 Exchange Act) for the account of others, nor will we engage in the business of buying and selling securities for our own account through a broker or otherwise. Additionally, we do not intend to raise or find capital for issuers of securities.

         Accordingly, we will attempt to negotiate fixed minimum (or otherwise) fees for engagements, as well as non-contingent hourly fees for services rendered, but will not undertake engagements whereby the fee is based upon contingencies such as transaction closings.

         The extent of our operations over the next 12 months will be determined by:


        o The number of client engagements that can be obtained that are either short-term in nature or provide for progress billing, and

        o Our ability to negotiate non-cash compensation to satisfy commitments.

         We cannot predict what our level of activity will be over the next 12 months because we do not know how many, if any, client engagements we will be able to obtain. We will not incur any cash obligations that we cannot satisfy with known resources of which there are currently none except as hereinafter indicated. Our founder will provide his services at no cost and will advance a limited amount of funds to cover costs incurred. All of these advances will be treated as loans and will be repaid if and when we have the financial resources to do so. These costs will include the costs of seeking engagements, professional services and incidentals. If we obtained funding of $50,000, such funds would be used to cover initial needs for salaries, travel and advertising costs, including printed marketing materials and a basic website. We believe that this amount would cover at least 12 months of costs.

         If we are unable to obtain financing, we will seek engagements (non-contingent consulting contracts) through approaching the business contacts of our founder directly rather than through other marketing strategies. By doing so, we will not incur significant cash requirements in the process.

Liquidity

         BAS does not have any credit facilities or other commitments for debt or equity. No assurances can be given that advances when needed will be available. BAS has begun seeking engagements. We do not believe that we need funding to cover initial operations because we do not have a capital intensive business plan and can also use independent contractors to assist in many projects. We will use funding, if obtained, to cover the salary of our founder and to pay for marketing materials and proposal efforts. We currently have no formal salary arrangements with Dr. Schoomer. While no definitive annual salary or length of employment has been determined to date, we anticipate providing a minimum annual salary of $50,000 to be accrued and paid out of revenues, if any. No salary will be earned or accrued until initial revenue commences. No formal written arrangements will be made until we have either obtained financing or client engagements, however, under no circumstances will the first year's base salary exceed $100,000. To meet commitments in the future, we will have to obtain client engagements in sufficient number and at sufficient levels of profitability to generate cash to meet obligations. There does not currently appear to be any other viable source of long-term financing except that management may consider various sources of debt and/or equity financing if same can be obtained on terms deemed reasonable to management.

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

Risk Factors

BAS may be subject to regulatory proceedings for inadvertently acting as unregistered broker-dealer.

         BAS has been advised by the SEC's staff that it believes that certain contingent fee advisory agreements previously entered into by BAS required prior registration by BAS under the Securities and Exchange Act of 1934, as amended as a broker-dealer. Management has cancelled all of the contracts involved, and has indicated that it will not enter into similar contracts in the future. BAS received an aggregate of $12,500 under such contracts. Accordingly, BAS may be subjected to regulatory actions and proceedings as well as private civil litigation relating to unregistered broker-dealer activities. The outcome of any action or proceeding, which may result in fines, penalties, damages, decrees and/or other remedies is uncertain and may pose a substantial financial burden to BAS as well as adversely effecting its business reputation. BAS intends to vigorously defend any action or proceeding which may arise in this connection consistent with the best interest of its shareholders.

BAS is a development stage company with a very limited operating history and anticipated losses.

         BAS was incorporated in the state of Nevada on December 18, 2002 and has only recently initiated its principal business operations. We have insignificant levels of revenue and virtually no assets. A substantial portion of our activities has involved developing a business plan. Therefore, we have insufficient operating history upon which an evaluation of our future performance and prospects can be made. BAS' future prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. An investor in BAS' common stock must consider the risks and difficulties frequently encountered by early stage companies operating in new and competitive markets. These risks include:

        o competition from entities that are much more established and have greater financial and technical resources than do we;

        o need  to develop infrastructure;

        o ability to access and obtain capital when required; and

        o dependence upon key personnel.

BAS cannot be certain that its business strategy will be successful or that it will ever be able to commence significant revenue generating activities. Furthermore, BAS believes that it is probable that it will incur operating losses and negative cash flow for the foreseeable future.

BAS has virtually no financial resources, and its auditors' report states that there is substantial doubt about its ability to continue as a going concern.

         BAS has virtually no financial resources and an operating loss accumulated during the development stage of $26,000 at December 31, 2003. Our auditors state in their opinion on BAS' financial statements that this lack of resources causes substantial doubt about BAS' ability to continue as a going concern. No assurances can be given that BAS will generate sufficient revenue or obtain necessary financing to continue as a going concern.

BAS will need financing which may not be available.

         BAS has not established a source of equity or debt financing. BAS will require financing to establish its consulting services business and implement its strategic plan. There can be no assurance that financing will be available or found. If BAS is unable to obtain financing, it may not be able to commence revenue producing activities.

         If we are unable to obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

Shareholders' interests may be diluted significantly through our efforts to obtain financing and satisfy obligations.

         We have no committed source of financing. Wherever possible, we will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our stock. In addition, if a trading market develops for our common stock, we will attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, and that dilution may be material.

BAS' board of directors is authorized to issue substantial additional shares of stock, which would dilute the ownership of purchasers of common stock.

         BAS is authorized to issue up to 24,000,000 shares of common stock, par value $.001 per share. BAS' board of directors also has authority, without action or vote of the shareholders, to issue all or part of the authorized but un-issued shares. Any such issuance will dilute the percentage ownership of shareholders and may further dilute the book value of the common stock. Such issuances may also serve to enhance existing management's ability to maintain control of the company.

BAS is and will be heavily dependent on the services of Dr. B. Alva Schoomer.

         BAS' business strategy is completely dependent upon the knowledge and business contacts of Dr. B. Alva Schoomer, its president. If BAS were to lose the services of Dr. Schoomer, it is unlikely that we would be able to implement our business plan even if some financing is obtained.

BAS will need to engage and retain qualified employees and consultants to implement its strategy.

         Dr. Schoomer will devote approximately 10% of his time to BAS. He will devote additional percentages of his time if we obtain financing or receive sufficient levels of client engagements that require his time. BAS will have to locate, engage and retain qualified and experienced professionals to undertake its plan. If it is unable to attract experienced industry professionals, it is unlikely that it will be able to generate a material amount of revenue. No assurances can be given that it will be able to locate, engage or retain qualified industry professionals.

The trading price of BAS common stock is likely to be subject to significant fluctuations if trading develops at all.

         There can be no assurance as to the prices at which BAS common stock will trade, if any trading market develops at all. Until BAS common stock is fully distributed and an orderly market develops in BAS common stock, if ever, the price at which such stock trades may fluctuate significantly and may be lower or higher than the price that would be expected for a fully distributed issue. Prices for BAS common stock will be determined in the marketplace and may be influenced by many factors, including:

        o the depth and liquidity of the market for BAS common stock,

        o developments affecting the business of BAS generally and the impact of those factors referred to herein in particular,

        o investor perception of BAS, and

        o general economic and market conditions.

No assurance can be given that an orderly trading market or any trading market will ever develop for our stock.

BAS common stock has no prior trading market or liquidity, and there can be no assurances that any trading market will develop.

         Prior to the date of this Form 10-KSB, there has not been any established trading market for BAS common stock. If we reach a point where we have a sufficient number of shareholders, of which there can be no assurances, application may be made by a broker/dealer to quote the shares of our common stock on the OTCBB or a similar quotation service, although no assurances can be given as to the timing of that application or the likelihood of it being accepted. If the application is accepted, BAS cannot predict the extent to which investor interest in our Company will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

         In addition, BAS' common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Also, the stock market in general has experienced extreme price and volume volatility that has especially affected the market prices of securities of many companies. At times, this volatility has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect any trading price for our common stock, regardless of BAS' actual operating performance.

We may face damage to our professional reputation or legal liability if our future clients are not satisfied with our services.

         As a professional services firm, we will depend to a large extent on our future relationships with our clients and our goal and intent to establish a reputation for high-caliber professional services and integrity to attract and retain clients. As a result, if a client is not satisfied with our services or products it may be more damaging in our business than in other businesses. Moreover, if we fail to meet our contractual obligations, we could be subject to legal liability or loss of client relationships. Our contracts will typically include provisions to limit our exposure to legal claims relating to our services and the applications we develop, but these provisions may not protect us or may not be enforceable in all cases. Accordingly, no assurances can be given that we will obtain and retain clients in the foreseeable future.

Our future engagements with clients may not be profitable.

         When making proposals for engagements, we plan to estimate the costs and timing for completing the projects. These estimates will reflect our best judgment regarding the efficiencies of our methodologies and professionals as we plan to deploy them on projects. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin.

         In addition, as consultants, a client will typically retain us on an engagement-by-engagement basis, rather than under long-term contracts, and a substantial majority of our contracts and engagements may be terminated by the client with short notice and without significant penalty. Furthermore, because large client projects involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of a project or that a client will cancel or delay additional planned engagements. These terminations, cancellations or delays could result from factors unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client or the economy generally. When contracts are terminated, we lose the associated revenues and we may not be able to eliminate associated costs in a timely manner.

         In certain instances, we will consider accepting equity securities of our client in satisfaction of our fee. These clients will often be small and have illiquid markets for their securities. As a result we may be unable to sell the shares or convert them to a more liquid asset.

The consulting and information technology markets are highly competitive, and we may not be able to compete effectively.

         The management consulting, and technology services markets in which we will operate include a large number of participants and are highly competitive. Our primary potential competitors, if we are successful in bidding for potential client engagements, will include consulting and engineering services firms. There are no assurances that we will be able to compete in this marketplace in the foreseeable future if at all.

         For all of the foregoing reasons and others set forth herein, an investment in the Company's securities in any market which may develop in the future involves a high degree of risk.

Item 7.           FINANCIAL STATEMENTS

         The financial statements filed as part of this Annual Report on Form 10-KSB are set forth starting on page 30.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

Item 8A. CONTROLS AND PROCEDURES

         Our founder currently serves as both our chief executive officer and chief financial officer (collectively, the "Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for us. He has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

         The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

Item 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our executive officers and directors are as follows:

         Name                 Age                     Title
      .................       .....        .....................................
      B. Alva Schoomer        70           Director, president, CEO and chairman

      Stanley Priskie         73           Director


B. Alva Schoomer - Founded us in 2002. Dr. Schoomer has been an independent consultant since 1988 working on projects and engagements that are similar to those that BAS plans to seek. Prior to 1988, Dr. Schoomer held executive positions with W.P. Carey & Co., Inc., Innovation Investors (a partnership underwritten by Shearson Lehman, RAC Information Systems, Inc., Greenwich Research Associates, A. G. Becker & Co., and the American Stock Exchange. Dr. Schoomer, who holds a Ph.D. in chemistry and physics from the California Institute of Technology, is also president of Innocap, Inc., a development stage business development company.

Stanley Priskie - Became a director in January 2003. Mr. Priskie, a former CPA, is now Chairman, President and CEO of EXA International, Inc., a public company. He has served as Secretary/Treasurer and Director of that company since April 1994. Since 1981, he had been a consultant to Konigsberg Wolf & Co, P.C., a public accounting firm. Mr. Priskie was licensed to practice in Florida and New York prior to his retirement from practice in 1993. Since 1990, he has been a consultant to the Board of Directors of Eden Park Management, a company that owns and operates nursing homes. Mr. Priskie received a degree in Accounting from Pace University.

Board of Directors

         All directors hold office until the completion of their term of office, which is not longer than three years, or until their successors have been elected. All officers are appointed annually by the board of directors and, subject to existing employment agreements, serve at the discretion of the board. Currently, directors receive no compensation.

Committees of the Board of Directors

         Concurrent with having sufficient members and resources, the BAS board of directors will establish an audit committee and a compensation committee. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage the stock option plan and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

         All directors will be reimbursed by BAS for any expenses incurred in attending directors' meetings provided that BAS has the resources to pay these fees. BAS will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

Stock Option Plan

         Pursuant to the December 31, 2002 board of directors approval and subsequent stockholder approval, BAS adopted its 2002 Non-Statutory Stock Option Plan (the "Plan") whereby it reserved for issuance up to 1,500,000 shares of its common stock. The Company filed (on February 10, 2004) a Registration Statement on Form S-8 (SEC File No.: 333-112672) registering those 1,500,000 shares of common stock underlying the aforesaid options.

         The following table summarizes activity in the stock option plan:

                                   Options Granted         Exercise price
                                   ---------------         --------------
Granted and outstanding
 at December 31, 2002                  650,000                  $ .01

Granted in 2003                           -                       -
Exercised in 2003                         -                       -
2 Options outstanding at
 December 31, 2003                     650,000                  $ .01

-------------------------
2        500,000 of these options are held by the Company's President.

         In February 2004, BAS issued 747,850 additional options. All 1,397,850 options were exercised during the first quarter of 2004.

         As previously indicated, our board of directors, on December 31, 2002, adopted the Plan so as to provide a long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of the Company and its subsidiaries, if any. The board of directors believes that the Company's policy of granting stock options to such persons will continue to provide it with a critical advantage in attracting and retaining qualified candidates. In addition, the Plan is intended to provide the Company with maximum flexibility to compensate plan participants. It is expected that such flexibility will be an integral part of the Company's policy to encourage employees, non-employee directors, consultants, attorneys and advisors to focus on the long-term growth of stockholder value. The board of directors believes that important advantages to the Company are gained by an option program such as the Plan which includes incentives for motivating employees of the Company, while at the same time promoting a closer identity of interest between employees, non-employee directors, consultants, attorneys and advisors on the one hand, and the stockholders on the other.

         The principal terms of the Plan are summarized below, however it is not intended to be a complete description thereof and such summary is qualified in its entirety by the actual text of the Plan filed as an exhibit to our above-referenced S-8 Registration Statement.

Summary Description of the BAS Consulting, Inc. 2002 Non-Statutory Stock Option Plan

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

         The board of directors of the Company or a compensation committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period. Notwithstanding this discretion :

        (i)  the term of any option may not exceed 10 years, and

        (ii) an option will terminate as follows:

                a) if such termination is on account of termination of
                   employment for any reason other than death, without cause, such options shall terminate one year thereafter;

                b) if such termination is on account of death, such options shall terminate 15 months thereafter; and

                c) if such termination is for cause (as determined by the board of directors and/or compensation committee), such options shall terminate immediately.

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

         The Plan may be amended, altered, suspended, discontinued or terminated by the board of directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted. Thus, stockholder approval will not necessarily be required for amendments which might increase the cost of the Plan or broaden eligibility except that no amendment or alteration to the Plan shall be made without the approval of stockholders which would:

        i. Decrease the NSO price (except as provided in paragraph 9 of the Plan) or change the classes of persons eligible to participate in the Plan, or

        ii.  extend the NSO period, or

        iii. materially increase the benefits accruing to Plan participants, or

        iv.  materially modify Plan participation eligibility requirements, or

        v.   extend the expiration date of the Plan.

Unless otherwise indicated the Plan will remain in effect until terminated by the board of directors.

Conflicts of Interest

         None of our key personnel is required to commit full time to our affairs and, accordingly, these individuals may have conflicts of interest in allocating management time among their various business activities. In the course of their other business activities, certain key personnel may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

         Each officer and director is, so long as he is officer or director, subject to the restriction that all opportunities contemplated by our plan of operation that come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that he is affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies to which the officer or director is affiliated each desire to take advantage of an opportunity, then the applicable officer or director would abstain from negotiating and voting upon the opportunity. However, the officer or director may still take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy in connection with these types of transactions.

Item 10. EXECUTIVE COMPENSATION

         No officer, director or employee has received compensation of $100,000, and no director, officer or employee has a contract or commitment to receive annual compensation in excess of $100,000.


                                      Equity Compensation Plan Information
------------------------------------------------------------------------------------------------------------------
                                                                             Number of securities remaining
                               Number of securities                          available for future issuance
                                 to be issued upon     Weighted-average      under equity compensation plans
                                  exercise of         exercise price of      (excluding securities reflected
                               outstanding options,    outstanding options,        in column (a)) and other
                                warrants and rights    warrants and rights            securities issued

Plan category                           (a)                    (b)                            (c)
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders

Equity compensation plans not
approved by security holders          550,000                  $.01                        102,150
-----------------------------------------------------------------------------------------------------------------
Total                                 550,000                  $.01           3             102,150

--------------------------
3 Takes into account 1,397,850 options issued and exercised.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information known to us regarding beneficial ownership of our common stock as of February 29, 2004 by:

        o each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

        o  each of our directors, and

        o  all of our officers and directors as a group.

         Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over to the shares.


Name and Address of                  Number of Shares
Beneficial Owner 4                   Beneficially Owned 5      Percent of Class
----------------                     ------------------        ----------------
B. Alva Schoomer                      9,300,0006                      88.96%

Stanley Priskie                         100,000                         .96%

Officers and Directors                9,400,0006                      89.92%
as  a group ( 2 members)

----------------------------------
4 The address for each person is .5675B Baldwin Court, Norcross, GA 30071

5 Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

6 Excludes 150,000 shares held by Gail D. Morris-Schoomer, the wife of B. Alva Schoomer by virtue of the fact that Mr. Schoomer disclaims any beneficial interest in or control over those 150,000 shares of Company common stock owned by his wife except as may be attributed to him by Operation of Law.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        a. None, except as indicated in Part I, Item 2 as relates to our office space; and

        b. Except for the following issuance of shares and/or options, all since converted into shares as a result of option exercise as follows:


                                  Position with      Number of Shares
Name                                 Issuer                    Issued       Date of Issuance
------------------------------- ------------------ ------------------- ---------------------------
B. Alva Schoomer                President                   8,800,000    December 31, 2002

Stanley Priskie                 Director                       50,000    December 31, 2002

B. Alva Schoomer                President                     500,000 7  March  , 2004

Stanley Priskie                 Director                       50,000 7  March  , 2004
------------------------------- ------------------ ------------------- ---------------------------

7 These shares were issued as a result of exercise of options granted on December 31, 2002. Instructions by the Company to its Transfer Agent for issuance of these shares were given in March 2004.

                                     PART IV

Item 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

a.       Exhibits

         31.01    Certification of Chief Executive Officer
         32.01    Certification of Chief Financial Officer


 (b) Report on Form 8-K

                  NONE

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         All fees paid or payable ($5,500 in each period) to our principal accounting firm relate to assurance-related services.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    /s/ B. Alva Schoomer
                                                        -----------------------
                                                 By:    B. ALVA SCHOOMER
                                                 Title: President and Financial
                                                        and Accounting Officer

Date:  April 15, 2004

                            FINANCIAL STATEMENTS



                                TABLE OF CONTENTS



INDEPENDENT AUDITORS' REPORT....................................F-1

BALANCE SHEET...................................................F-2

STATEMENTS OF OPERATIONS........................................F-3

STATEMENTS OF CASH FLOWS........................................F-4

STATEMENT OF STOCKHOLDERS' DEFICIENCY...........................F-5

NOTES TO FINANCIAL STATEMENTS...................................F-6

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
BAS Consulting, Inc.
(A Development Stage Company)
Norcross, GA

We have audited the accompanying balance sheet of BAS Consulting, Inc. (a development stage company) as of December 31, 2003 and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2003 and the period from December 18, 2002 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BAS Consulting, Inc. (a development stage company) as of December 31, 2003 and the results of its operations and its cash flows for the year ended December 31, 2003 and the period from December 18, 2002 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company with, among other things, no significant operating revenues to date which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                        /s/ Sherb & Co., LLP
                                                            .................
                                                            Sherb & Co., LLP
April 16, 2004
New York, NY

                              BAS CONSULTING, INC.
                                  Balance Sheet
                                December 31, 2003
                          (A Development Stage Company)



                                     ASSETS


CURRENT ASSETS:

 Cash                                                     $    -
                                                           ---------

     Total Current Assets                                      -
                                                           ---------

TOTAL ASSETS                                              $    -
                                                           ==========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

 Accrued expenses                                         $   17,000
                                                           ----------

     Total Current Liabilities                                17,000
                                                           ----------

STOCKHOLDERS' DEFICIT:

Preferred stock at $0.001 par value;
 1,000,000 shares uthorized, -0- outstanding                    -
Common stock at $0.001 par value; authorized
 24,000,000 shares; 9,000,000 shares issued
 and outstanding                                               9,000
Deficit accumulated in the development stage                 (26,000)
                                                           ----------

     Stockholders' Deficit                                   (17,000)
                                                           ----------
                                                         $      -
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           ==========

    The accompanying notes are an integral part of these financial statements.

                           BAS CONSULTING, INC.
                            Statements of Operations
                          (A Development Stage Company)



                               December 18, 2002                         Cumulative From
                                (inception) to                         December 18, 2002
                                 December 31,          Year Ended       (inception) to
                                    2002            December 31, 2003  December 31, 2003
                               -----------------   ------------------  ------------------
Revenue                         $      -           $       18,000       $      18,000

General and administrative            9,000                35,000              44,000
                                 -----------         --------------       -------------
Net loss                             (9,000)       $      (17,000)      $     (26,000)
                                 ===========         ===============      =============

Basic and diluted loss per
 share                          $      (.00)       $         (.00)      $        (.00)
                                 ===========         ===============      =============

Weighted average number of
 common shares outstanding        9,000,000             9,000,000           9,000,000
                                 ===========         ===============      ==============


   The accompanying notes are an integral part of these financial statements.

                              BAS CONSULTING, INC.
                            Statements of Cash Flows
                          (A Development Stage Company)



                               December 18, 2002                         Cumulative From
                                (inception) to                         December 18, 2002
                                 December 31,          Year Ended       (inception) to
                                    2002            December 31, 2003  December 31, 2003
                               -----------------   ------------------  ------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net Loss                       $    (9,000)       $      (17,000)      $     (26,000)
 Non-cash services received           9,000                  -                  9,000
 Increase in accrued expenses          -                   17,000              17,000
                                 ----------         -------------        -------------
Net Cash (Used) by Operating
 Activities                            -                     -                   -
                                 ----------         -------------        -------------
CASH FLOWS FROM INVESTING
 ACTIVITIES                            -                     -                   -
                                 ----------         -------------        -------------
CASH FLOWS FROM FINANCING
 ACTIVITIES                            -                     -                   -
                                 ----------         -------------        -------------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS:                 -                     -                   -
                                 ----------         -------------        -------------
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                   -                     -                   -
                                 ----------         -------------        -------------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                  $      -           $         -          $        -
                                 ==========         =============        =============


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest                        $      -           $         -          $        -
                                 ==========         =============        =============
Income taxes                    $      -           $         -          $        -
                                 ==========         =============        =============








   The accompanying notes are an integral part of these financial statements.

                               BAS CONSULTING INC.
                          (A Development Stage Company)
                       Statement of Stockholders' Deficit



                                                                                  Deficit
                                                                                Accumulated
                                            Common Stock         Additional      During the
                                     ------------------------       Paid-in     Development
                                         Shares        Amount      Capital         Stage
                                      ------------- ------------- ------------- ---------------
Inception                                   -         $    -        $   -         $    -

Common stock issued for services at
 $0.001 per share, December 18, 2002   9,000,000          9,000         -              -

Net loss for the period from
 inception to December 31, 2002             -              -            -            (9,000)
                                      ------------- ------------- ------------- ---------------
Balance, December 31, 2002             9,000,000          9,000         -            (9,000)

Net loss for the year ended
 December 31, 2003                          -              -            -           (17,000)
                                      ------------- ------------- ------------- ---------------
Balance, December 31, 2003             9,000,000      $   9,000     $   -         $ (26,000)
                                      ============= ============= ============= ===============





   The accompanying notes are an integral part of these financial statements.

                           BAS CONSULTING, INC.
                          (A Development Stage Company)


                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         BAS Consulting, Inc. (the "Company") was incorporated under the laws of the State of Nevada on December 18, 2002 (inception). The Company, which has not yet generated significant amounts of revenue, operates as a consulting firm. The Company is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7. During its development stage, the Company has developed and refined its basic business plan and strategy and commenced making business contacts and seeking clients.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                a.  Accounting Method

                The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a year ending on December 31.

                b.  Provision for Taxes

                At December 31, 2003, the Company had net operating loss carry-forwards of approximately $26,000 that may be offset against future taxable income through 2023. No tax benefit has been reported with respect to these net operating loss carryforwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance.

                The income tax benefit differs from the amount computed at the federal statutory rates of approximately 38% as follows:


                Income tax benefit at statutory rate       $ 9,880
                Change in valuation allowance               (9,880)
                                                            -------
                Total                                      $  -
                                                            =======
                Deferred tax assets (liabilities) at December 31, 2003 are comprised of the following:

                Net operating loss carryforwards           $ 9,880
                Allowance                                   (9,880)
                                                            -------
                Net                                        $  -
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

                h.   Stock Options and Warrants

                The Company has elected to measure and record compensation cost relative to employee stock option and warrant costs in accordance with Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations and will make pro forma disclosures of net income and earnings per share as if the fair value method of valuing stock options and warrants had been applied as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Under APB Opinion 25. compensation cost is recognized for stock options and warrants granted to employees when the option or warrant price is less than the market price of the underlying common stock on the date of grant. Options that are outstanding to purchase 650,000 shares at $.01 per share were deemed to have been issued at the fair market value at the date of grant at which time the Company had no resources or revenue. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would not have been different.

                Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

NOTE 3 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs to allow it to continue as a going concern. The Company will engage in very limited activities without incurring material liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - SHAREHOLDERS' DEFICIT

         On December 18, 2002, the Board of Directors issued 9,000,000 shares of common stock for $9,000 in services to the founding shareholders of the Company. These services included the payment of approximately $5,500 in professional fees on behalf of the Company. The preparation of documents and similar founding activities was considered to have a value of at least $3,500.

Preferred Stock

         The Company's certificate of incorporation authorizes the issuance of 1,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its board of directors. Accordingly, the Company's board of directors is empowered, without stockholder approval, to issue shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. At December 31, 2003, the Company had no shares of preferred stock issued and outstanding.

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

         A summary of stock option activity follows:



                                       Options Granted       Exercise price
                                       ----------------      ---------------
Granted and outstanding at December
    31, 2002                                 650,000             $ .01

Granted in 2003                                 -                  -
Exercised in 2003                               -                  -
                                          ------------            -------
Options outstanding at December 31,
    2003 (1)                                 650,000             $ .01

The options are exercisable immediately and expire in December 2012.

(1)      500,000 of these options are held by the Company's president.

In February 2004, the Company issued 747,850 additional options that were exercisable at $.01 per share. All of the 1,397,850 options that were issued were subsequently exercised during the first quarter of 2004.