Form 10QSB
period 2004-03-31
BAS CONSULTING INC
filed 2004-05-17
CIK 1220286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


FORM 10-QSB
-----------

                                   (Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2004

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

                               5675B Baldwin Court
                               Norcross, GA 30071
                    (Address of principal executive offices)

                                  770-417-1664
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,453,850 shares of Common Stock, as of May 7, 2004.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]

                              BAS CONSULTING, INC.


                                      INDEX


PART I.
FINANCIAL INFORMATION



                                                                Page Number
PART I

Item 1 - Unaudited Condensed Financial Statements:

Condensed Balance Sheet as of  March 31, 2004                        3

Condensed Statements of Operations for the Three Months
 Ended March 31, 2004 and 2003 and the Cumulative Period
 from December 18, 2002 (inception) to March 31, 2004                4

Statement of Stockholders' Deficit from December 18, 2002
 (inception) to March 31, 2004                                       5

Statements of Cash Flows for the Three Months Ended
 March 31, 2004 and 2003 and the Cumulative Period from
 December 18, 2002 (inception) to March 31, 2004                     6

Notes to Unaudited Condensed Financial Statements                    7

Item 2. - Management's Discussion and Analysis or Plan
 of Operation                                                       13

Item 3 -  Controls and Procedures                                   16

PART II.
Other Information (Items 1-6)                                       17

                              BAS CONSULTING, INC.
                                  Balance Sheet
                                 March 31, 2004
                          (A Development Stage Company)



                                     ASSETS


CURRENT ASSETS:

 Cash                                                     $    -
                                                           ---------

     Total Current Assets                                      -
                                                           ---------


TOTAL ASSETS                                              $    -
                                                           =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

 Accrued expenses                                         $  17,000
                                                           ---------

     Total Current Liabilities                               17,000
                                                           ---------

STOCKHOLDERS' DEFICIT:

 Preferred stock at $0.001 par value; 1,000,000
  shares authorized, -0- outstanding                           -
 Common stock at $0.001 par value; authorized
  24,000,000 shares; 10,453,850 shares issued
  and outstanding                                            10,454
 Additional paid-in capital                                  45,239
 Deficit accumulated in the development stage               (72,693)
                                                           ---------

     Stockholders' Deficit                                  (17,000)
                                                           ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $    -
                                                           =========

   The accompanying notes are an integral part of these financial statements.

                              BAS CONSULTING, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (unaudited)








                                Three Months Ended       Cumulative from
                                     March 31,           December 18, 2002
                                -------------------       (inception) to
                                 2004        2003        March   31, 2004
                                --------   --------      -----------------
Revenue                       $    -      $    -             $ 18,000

General and administrative       46,693       1,500            90,693
                                --------    --------          ---------

      Net loss                $ (46,693)  $  (1,500)         $(72,693)
                                ========    ========          =========

Basic and diluted loss per
 share                        $    (.00)  $    (.00)         $   (.01)
                                ========    ========          =========

Weighted average number of
 common shares outstanding     9,807,694    9,000,000         9,155,326
                               =========    =========         ==========








    The accompanying notes are an integral part of these financial statements

                               BAS CONSULTING INC.
                          (A Development Stage Company)
                       Statement of Stockholders' Deficit


                                                                                  Deficit
                                                                                Accumulated
                                            Common Stock         Additional      During the
                                     ------------------------       Paid-in     Development
                                         Shares        Amount      Capital         Stage
                                      ------------- ------------- ------------- ---------------
Inception                                   -         $    -        $   -         $    -

Common stock issued for services at
 $0.001 per share, December 18, 2002   9,000,000          9,000         -              -

Net loss for the period from
 inception to December 31, 2002             -              -            -            (9,000)
                                      ------------- ------------- ------------- ---------------
Balance, December 31, 2002             9,000,000          9,000         -            (9,000)

Net loss for the year ended
 December 31, 2003                          -              -            -           (17,000)
                                      ------------- ------------- ------------- ---------------
Balance, December 31, 2003             9,000,000          9,000         -           (26,000)

Common stock issued for cash at
 $0.05 per share, February 11, 2004       56,000             56        2,744           -

Black-Scholes effect on issuance
 of stock options                           -              -          29,914           -

Exercise of stock options at
 $.01 per share (unaudited)            1,397,850          1,398       12,581           -

Net loss for the quarter ended
 March 31, 2004 (unaudited)                 -              -            -           (46,693)
                                      ------------- ------------- ------------- ---------------
                                      10,453,850      $  10,454     $ 45,239      $ (72,693)
                                      ============= ============= ============= ===============





   The accompanying notes are an integral part of these financial statements.

                              BAS CONSULTING, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                  (unaudited)



                                Three Months Ended       Cumulative from
                                     March 31,           December 18, 2002
                                -------------------       (inception) to
                                 2004        2003        March   31, 2004
                                --------   --------      -----------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net Loss                     $ (46,693)  $  (1,500)         $(72,693)
 Noncash services received       13,979        -               22,979
 Black-Scholes on options        29,914        -               29,914
 Increase (decrease) in
  accrued expenses                 -          1,500            17,000
                                --------    --------          ---------
Net Cash (Used) by Operating
 Activities                      (2,800)       -               (2,800)
                                --------    --------          ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES                        -           -                 -
                                --------    --------          ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Issuance of common stock        2,800        -                2,800
                                --------    --------          ---------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS:             -           -                 -
                                --------    --------          ---------

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD               -           -                 -
                                --------    --------          ---------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                $    -      $    -             $   -
                                ========    ========          =========

SUPPLEMENTAL SCHEDULE OF
 CASH FLOW ACTIVITIES:

  Cash Paid For:

   Interest                   $    -      $    -             $   -
                                ========    ========          =========
   Income taxes               $    -      $    -             $   -
                                ========    ========          =========

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

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal period ended December 31, 2003.

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

                b.  Provision for Taxes

                At March 31, 2004, the Company had net operating loss carry-forwards of $42,779 that may be offset against future taxable income through 2024. No tax benefit has been reported with respect to these net operating loss carryforwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance.

                The loss for financial reporting purposes for the three months ended March 31, 2003 differs from the loss for Federal income tax purposes as follows:

                Loss for financial reporting purposes           $ 46,693
                Expenses associated with the issuance
                of stock options that are not
                deductible for Federal income taxes              (29,914)
                                                                 ---------
                Loss for Federal income tax purposes            $ 16,779
                                                                 =========


                The income tax benefit differs from the amount computed at the federal statutory rates of approximately 38% as follows


                Income tax benefit at statutory rate              $ 16,256
                Change in valuation allowance                      (16,256)
                                                                   ---------
                Total                                             $   -
                                                                   =========

                Deferred tax assets (liabilities) at March 31, 2004 are comprised of the following:

                Net operating loss carryforwards                  $ 16,256
                Allowance                                          (16,256)
                                                                   --------
                Net                                               $   -
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

                e.  Basic Loss Per Common Share

                Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period.

                f.  Recently Issued Accounting Standards

                In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," ("SFAS No. 132") establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows.

                In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and the interim- period disclosures are effective for interim periods beginning after December 15, 2003. The Company will adopt the annual disclosures for its fiscal year ending December 31, 2004 and the interim disclosures for its fiscal quarter ending March 31, 2004. The adoption of the revised SFAS No. 132 will have no impact on the Company's results of operation or financial condition.

                g.   Revenue Recognition

                The Company will recognize revenue on contracts when work has been performed and the project completed satisfactorily. The Company will not undertake contingency contracts wherein income is linked to the completion of activities performed or completed by others.

                h.   Stock Options and Warrants

                As permitted by Statement of Financial Accounting Standards No. 123 Accounting for Stock based Compensation ("SFAS No. 123"), the Company has elected to measure and record compensation cost relative to employee stock option and warrant costs in accordance with Accounting Principles Board (`APB") Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations and will make pro forma disclosures of net income and earnings per share as if the fair value method of valuing stock options and warrants had been applied. Under APB Opinion 25. compensation cost is recognized for stock options and warrants granted to employees when the option or warrant price is less than the market price of the underlying common stock on the date of grant. In addition, the Company will provide pro forma disclosure of stock-based compensation, as measured under the fair value requirements of SFAS No. 123, Accounting for Stock-Based Compensation. These pro forma disclosures will be provided as required under SFAS No 148, Accounting for Stock-Based Compensation--Transition and Disclosure.

                Options and warrants issued to individuals other than employees or directors will be accounted for in accordance with SFAS No.123 which requires recognition of compensation expense for grants of stock, stock options, and other equity instruments over the vesting periods of such grants, based on the estimated grant-date fair values of those grants.

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

NOTE 4 -STOCKHOLDERS' DEFICIT

         On December 18, 2002, the Board of Directors issued 9,000,000 shares of common stock for $9,000 in services to the founding shareholders of the Company. These services included the payment of approximately $5,500 in professional fees on behalf of the Company. The preparation of documents and similar founding activities was considered to have a value of at least $3,500. In February 2004, the Company sold 56,000 shares of common stock for $.05 per share or an aggregate of $2,800.

Preferred Stock

         The Company's certificate of incorporation authorizes the issuance of 1,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its board of directors. Accordingly, the Company's board of directors is empowered, without stockholder approval, to issue shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. The Board of Directors is authorized to determine:

      o  the number of shares and the designation of the series;

      o whether to pay dividends on the series and, if so, the dividend rate, whether dividends will be cumulative and, if so, from which date or dates, and the relative rights of priority of payment of dividends on shares of the series;

      o whether the series will have voting rights in addition to the voting rights provided by law and, if so, the terms of the voting rights;

      o whether the series will be convertible into or exchangeable for shares of any other class or series of stock and, if so, the terms and conditions of conversion or exchange;

      o whether or not the shares of the series will be redeemable and, if so, the dates, terms and conditions of redemption and whether there will be a sinking fund for the redemption of that series and, if so, the terms and amount of the sinking fund; and

      o the rights of the shares of the series in the event of our voluntary or involuntary liquidation, dissolution or winding up and the relative rights or priority, if any, of payment of shares of the series.

         At March 31, 2004, the Company had no shares of preferred stock issued and outstanding.

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

         A summary of stock option activity follows:


                                  Options Granted       Exercise price
                                 -------------------   -----------------
Granted and outstanding at
 December 31, 2002                     650,000               $ .01

Granted in 2003                           -                     -
Exercised in 2003                         -                     -
                                    ------------            ---------
Options outstanding at
 December 31, 2003 (1)                 650,000               $ .01

Granted during the Three Months
 Ended March 31, 2004                  747,850               $ .01

Exercised during the Three Months
 Ended March 31, 2004 (1)           (1,397,850)              $ .01
                                    -----------               --------
Balance outstanding at
 March 31, 2004                           -                  $  -
                                    ===========               ========


(1)      500,000 of these options were held by the Company's president.

All of 1,397,850 options were exercised during the first quarter of 2004 in consideration for cash and credit again outstanding bills ($7,479) and for services rendered ($6,500).

The fair value of these options of $29,914 was estimated at the date of grant using a Black-Scholes option pricing model with the following range of assumptions for the quarter ended March 31, 2004:


                           Risk free interest rate                 5.0%
                           Expected dividend yield                  0%
                           Expected lives                         5 days
                           Expected volatility                      0%

                                     ITEM 2

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                                  OF OPERATION


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

         Certain matters discussed in this interim report on Form 10-QSB are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

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

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe," "anticipate," "expect," "estimate" or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-QSB. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Operations

        BAS, incorporated in Nevada in 2002, has not yet generated significant amounts of revenue, is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7. During its development stage, BAS has developed and refined its basic business plan and strategy and commenced making business contacts and seeking clients. BAS generated its initial revenue in the quarter ended September 30, 2003. BAS had begun soliciting and signing engagements and performing work during the six months ended June 30, 2003. In July 2003, BAS had entered into engagement agreements that contained contingencies or milestones which may have required BAS to register with the SEC as a broker/dealer.

        One agreement contained milestones the first of which was achieved in July 2003 resulting in the receipt of revenue and cash in the amount of $12,500. Such agreement dated July 14, 2003 provided for the Company acting as a finder with respect to certain transactions relating to financings (i.e., introducing firms to an unaffiliated third-party that would make an equity investment in the firm introduced). The finder's fee (transaction-based compensation) was equal to five (5%) percent of the financing conducted as a result of the Company's introduction. Accordingly, compensation to us was contingent upon closing, (i.e., receipt of financing). This Agreement has been cancelled although the Company did not participate in any negotiations relating to the financings.

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

         If we are unable to obtain financing, we will seek engagements (non-contingent consulting contracts) through approaching the business contacts of our founder directly rather than through other marketing strategies. As a part of this strategy, we will market our services to business development companies to perform due diligence and management services in connection with potential and actual portfolio companies. These services will include assessing the technologies of the target companies as well as assisting in establishing managerial and control systems. Our founder is also a co-founder of a recently established business development company.

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



                                    ITEM III.

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

PART II           OTHER INFORMATION

Item 1            Legal Proceedings

                        None

Item 2 Changes in Securities and Small Business Issuer Purchases of Equity Securities



During the first quarter of 2004, the Issuer conducted a Private Placement, whereby it issued a total of 56,000 shares of its common stock at $.05 per share to 23 individuals (who are friends and business associates of management) in reliance upon exemption afforded by Section 4(2) under the Securities Act of '33, as amended. No underwriter participated in the Private Placement, nor were there any discounts or commissions paid to anyone.


Item 3            Defaults Upon Senior Securities

                        None

Item 4            Submission of Matters to a Vote of Shareholders

                        None

Item 5            Other Information

                        None

Item 6            Exhibits and Reports on Form 8-K

                        None

    Exhibit Number                 Description

       31.1 Section 302 Certification of Chief Executive Officer and Chief Financial Officer
       32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

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


                                                BAS Consulting, Inc.
                                                --------------------
                                                (Registrant)




                                                /s/B. Alva Schoomer
                                                -------------------
                                          By:      B. Alva Schoomer
                                                   President


May 17, 2004