Form 10QSB
period 2004-06-30
BAS CONSULTING INC
filed 2004-12-14
CIK 1220286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


FORM 10-QSB


                                   (Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004

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

                                  770-378-4180
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] 1No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10.453,850 shares of Common Stock, as of November 30, 2004.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]
------------------
1. Except that the Issuer did not file its Forms 10-QSB for quarters ended June 30, 2004 and September 30, 2004 until December 14, 2004.

                              BAS CONSULTING, INC.


                                      INDEX


         PART I.
         FINANCIAL INFORMATION



                                                                           Page
                                                                          Number
PART I

Item 1 - Unaudited Condensed Financial Statements:

Condensed Balance Sheet as of June 30, 2004...................................3

Condensed Statements of Operations for the Six Months Ended June 30,
2004 and 2003 and the Cumulative Period from December 18, 2002
(inception) to June 30, 2004..................................................4

Condensed Statements of Operations for the Three Months Ended June 30,
2004 and 2003 and the Cumulative Period from December 18, 2002
(inception) to June 30, 2004..................................................5

Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003
and the Cumulative Period from December 18, 2002 (inception) to June
30, 2004......................................................................6

Statement of Stockholders' Deficit............................................7

Notes to Unaudited Condensed Financial Statements.............................8

Item 2. - Management's Discussion and Analysis or Plan of Operation..........16

Item 3 - Controls and Procedures.............................................20

PART II.
Other Information (Items 1-6)................................................20

                              BAS CONSULTING, INC.
                                  Balance Sheet
                                  June 30, 2004
                          (A Development Stage Company)



                                     ASSETS


CURRENT ASSETS:

   Cash                                                        $              -
                                                               -----------------

     Total Current Assets                                                     -
                                                               -----------------


TOTAL ASSETS                                                   $              -
                                                               =================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accrued expenses                                               $         22,000
                                                               -----------------

     Total Current Liabilities                                           22,000
                                                               -----------------

STOCKHOLDERS' DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares
    authorized, -0- outstanding                                              -
Common stock at $0.001 par value; authorized 24,000,000
    shares; 10,453,850 shares issued and outstanding                     10,454
Additional paid-in capital                                               45,239
Deficit accumulated in the development stage                            (77,693)
                                                               -----------------

     Stockholders' Deficit                                              (22,000)
                                                               -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $              -
                                                               =================










   The accompanying notes are an integral part of these financial statements.

                              BAS CONSULTING, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (unaudited)







                                                                                         Cumulative from
                                   Six Months                 Six Months                December 18, 2002
                                     Ended                       Ended                    (inception) to
                                 June 30, 2004               June 30, 2003                 June 30, 2004
                             ----------------------      ---------------------      -------------------------
Revenue                      $                   -       $                  -       $                 18,000

General and administrative                  51,693                      3,000                         95,693
                             ----------------------      ---------------------      -------------------------

Net loss                     $             (51,693)      $             (3,000)      $                (77,693)
                             ======================      =====================      =========================

Basic and diluted loss
  per share                                 $ (.01)                     $(.00)                        $ (.01)
                             ======================      =====================      =========================

Weighted average number of
  common shares outstanding              9,807,694                  9,000,000                      9,145,083
                             ======================      =====================      =========================








    The accompanying notes are an integral part of these financial statements

                              BAS CONSULTING, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (unaudited)






                                                                                          Cumulative from
                                   Three Months               Three Months               December 18, 2002
                                       Ended                    Ended                     (inception) to
                                 June 30, 2004                June 30, 2003                June 30, 2004
                             ----------------------      ---------------------      -------------------------
Revenue                      $                   -       $                  -       $                 18,000

General and administrative                   5,000                      1,500                          95,693
                             ----------------------      ---------------------      -------------------------

Net loss                     $              (5,000)      $             (1,500)      $                (77,693)
                             ======================      =====================      =========================

Basic and diluted loss
  per share                                 $ (.00)                     $(.00)                        $ (.01)
                             ======================      =====================      =========================
Weighted average number of
  common shares outstanding              9,807,694                  9,000,000                      9,145,083
                             ======================      =====================      =========================









    The accompanying notes are an integral part of these financial statements

                              BAS CONSULTING, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
 For the Six Months Ended June 30, 2004 and 2003 and the Cumulative Period from
                 December 18, 2002 (inception) to June 30, 2004
                                   (unaudited)


                                               2004                    2003               Cumulative
                                      -----------------       -----------------      -------------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
Net Loss                              $        (51,693)       $         (3,000)      $          (77,693)
Noncash services received                       43,893                                           52,893
Increase (decrease) in accrued
    expenses                                     5,000                   3,000                   22,000
                                      -----------------       -----------------      -------------------

Net Cash (Used) by Operating
Activities                                     (2,800)                       -                  (2,800)
                                      -----------------       -----------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES                 -                       -                        -
                                      -----------------       -----------------      -------------------

CASH FLOWS FROM FINANCING
    ACTIVITIES:
Issuance of common stock                         2,800                       -                    2,800
                                      -----------------       -----------------      -------------------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS:                                 -                       -                        -

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                               -                       -                        -
                                      -----------------       -----------------      -------------------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                          $              -        $              -       $                -
                                      =================       =================      ===================
SUPPLEMENTAL SCHEDULE OF CASH FLOW
    ACTIVITIES:
Cash Paid For:
Interest                              $              -        $              -       $                -
                                      =================       =================      ===================

Income taxes                          $              -        $              -       $                -
                                      =================       =================      ===================


   The accompanying notes are an integral part of these financial statements.

                               BAS CONSULTING INC.
                          (A Development Stage Company)
                       Statement of Stockholders' Deficit
                                   (unaudited)





                                             Common Stock                              Deficit
                                                                                   Accumulated
                                                                    Additional      During the
                                                                       Paid-in     Development
                                          Shares        Amount         Capital           Stage
                                      ------------- ------------- ------------- ---------------
Inception                                        -  $          -  $          -  $            -
                                      ------------- ------------- ------------- ---------------
Common stock issued for services at
 $0.001 per share, December 18, 2002     9,000,000         9,000             -               -

Net loss for the period from
 inception to December 31, 2002                  -             -             -          (9,000)
                                      ------------- ------------- ------------- ---------------
Balance, December 31, 2002               9,000,000         9,000             -          (9,000)

Net loss for the year ended
 December 31, 2003                               -             -             -         (19,000)
                                      ------------- ------------- ------------- ---------------

Balance, December 31, 2003               9,000,000         9,000             -         (26,000)

Exercise of stock options                1,397,850         1,398  $     12,581               -

Issuance of stock options                        -             -        29,914               -

Sale of shares of common stock              56,000            56         2,744               -

Net loss for the six months ended
 June 30, 2004 (unaudited)                       -             -             -         (51,693)
                                      ------------- ------------- ------------- ---------------

Balance June 30, 2004 (unaudited)
                                        10,453,850  $     10,454  $     45,239  $      (77,693)
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

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal period ended December 31, 2003.

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

                b.  Provision for Taxes

                At June 30, 2004, the Company had net operating loss carry-forwards for Federal income tax purposes of $55,914 that may be offset against future taxable income through 2024. No tax benefit has been reported with respect to these net operating loss carryforwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance.

                The loss for financial reporting purposes for the six months ended June 30, 2004 differs from the loss for Federal income tax purposes as follows:

                Loss for financial reporting purposes     $              51,693
                Expenses associated with the issuance
                of stock options that are not deductible
                for Federal income taxes
                Change in valuation allowance                           (29,914)
                                                          ----------------------

                Loss for Federal income tax purposes      $              21,779
                                                          ======================

                The income tax benefit differs from the amount computed at the federal statutory rates of approximately 38% as follows:


                Income tax benefit at statutory rate      $              21,247
                Change in valuation allowance                           (21,247)
                                                          ----------------------

                Total                                     $                   -
                                                          ======================


                Deferred tax assets (liabilities) at June 30, 2004 are comprised of the following:

                Net operating loss carryforwards          $              21,247
                Allowance                                               (21,247)
                                                          ----------------------
                Net                                       $                   -
                                                          ======================

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

                In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. The Company holds no interest in variable interest entities.

                In March 2004, the Financial Accounting Standards Board published an Exposure Draft Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. The proposed change in accounting would replace existing requirements under SFAS 123, Accounting for Stock-Based Compensation, and APB Opinion No 25, Accounting for Stock Issued to Employees. Under this proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The comment period for the exposure draft ends June 30, 2004.

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

NOTE 4 -SHAREHOLDERS' DEFICIT

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

         At June 30, 2004, the Company had no shares of preferred stock issued and outstanding.

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

Stock Option Plan

         Pursuant to a December 31, 2002 Board of Directors approval and subsequent stockholder approval, the Company adopted its 2002 Non-Statutory Stock Option Plan (the "Plan") whereby it reserved for issuance up to 1,500,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of, consultants, attorneys and advisors to the Company and its subsidiaries with additional incentives by increasing their ownership interest in the Company. Directors, officers and other employees of the Company and its subsidiaries are eligible to participate in the Plan. Options in the form of Non-Statutory Stock Options ("NSO") may also be granted to directors who are not employed by the Company and consultants, attorneys and advisors to the Company providing valuable services to the Company and its subsidiaries. In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to the Company and/or its subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status. The Plan provides for the issuance of NSO's only, which are not intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code, as amended.

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

         A summary of stock option activity follows:


                                     Options Granted          Exercise price
                                 ----------------------- -----------------------
Granted and outstanding at
 December 31, 2002                              650,000                   $ .01
Granted in 2003                                       -                       -
Exercised in 2003                                     -                       -
                                 ----------------------- -----------------------
Options outstanding at
 December 31, 2003 (1)                          650,000                   $ .01
Granted during the Six Months
 Ended June 30, 2004                            747,850                   $ .01
Exercised during the Six Months
 Ended June 30, 2004 (1)                     (1,397,850)                  $ .01
                                 ------------------------ ----------------------
Balance outstanding at June 30,
 2004                                                -0-                      -
                                 ======================= =======================

          (1)  500,000 of these options were held by the Company's president.


All of 1,397,850 options were exercised during the first quarter of 2004 in consideration for cash and credit again outstanding bills ($7,479) and for services rendered ($6,500).

         The Company recorded expenses of $29,914 in connection with the issuance of the 747,850 options calculated as the difference between the fair market value ($.05 based on the sale of shares during the period) and the exercise price of the options ($.01).





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

         We are contacting our base of contacts to seek client engagements. We do not believe that we currently need funding for operations because we do not have a capital intensive business plan and can also use independent contractors to assist in many projects.

         We have obtained an engagement that will be started in late August or early September 2004 and will generate at least $12,000 in revenue during September and October 2004 with the possibility of additional work.

         As a part of our strategy, we are also marketing our services to business development companies to perform due diligence and management services in connection with potential and actual portfolio companies. These services will include assessing the technologies of the target companies as well as assisting in establishing managerial and control systems. Our founder is also a co-founder of a recently established business development company. We are working with two business development companies that are seeking funding and will begin engagements for them if and when these companies complete their planned financings.

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

                 None during 2nd quarter of 2004.

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


                                                           BAS Consulting, Inc.
                                                               (Registrant)




                                                      /s/ B. Alva Schoomer
                                                          ----------------------
                                                      By: B. Alva Schoomer
                                                          President


December 13, 2004