Form 10QSB
period 2004-09-30
BAS CONSULTING INC
filed 2004-12-14
CIK 1220286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


FORM 10-QSB


                                   (Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,453,850 shares of Common Stock, as of November 30, 2004.

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

Condensed Balance Sheet as of September 30, 2004..............................3

Condensed Statements of Operations for the Nine Months Ended September
30, 2004 and 2003 and the Cumulative Period from December 18, 2002
(inception) to September 30, 2004.............................................4

Condensed Statements of Operations for the Three Months Ended September
30, 2004 and 2003 and the Cumulative Period from December 18, 2002
(inception) to September 30, 2004.............................................5

Statements of Cash Flows for the Nine Months Ended September 30, 2004
and 2003 and the Cumulative Period from December 18, 2002
(inception) to September 30, 2004.............................................6

Statement of Stockholders' Deficit............................................7

Notes to Unaudited Condensed Financial Statements.............................8

Item 2. - Management's Discussion and Analysis or Plan of Operation..........16

Item 3 - Controls and Procedures.............................................20

PART II.
Other Information (Items 1-6)................................................20

                              BAS CONSULTING, INC.
                                  Balance Sheet
                               September 30, 2004
                          (A Development Stage Company)



                                     ASSETS


CURRENT ASSETS:

   Cash                                                        $              -


     Total Current Assets                                                     -
                                                               -----------------


TOTAL ASSETS                                                   $              -
                                                               =================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accrued expenses                                               $         37,000
                                                               -----------------

     Total Current Liabilities                                           37,000
                                                               -----------------

STOCKHOLDERS' DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares
    authorized, -0- outstanding                                               -
Common stock at $0.001 par value; authorized 24,000,000
    shares; 10,453,850 shares issued and outstanding                     10,454
Additional paid-in capital                                               45,239
Deficit accumulated in the development stage                            (92,693)
                                                               -----------------

     Stockholders' Deficit                                              (37,000)
                                                               -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $              -
                                                               =================

   The accompanying notes are an integral part of these financial statements.

                              BAS CONSULTING, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (unaudited)








                                       Nine Months                Nine Months            Cumulative from
                                             Ended                      Ended           December 18, 2002
                                     September 30,              September 30,              (inception) to
                                              2004                       2003           September 30, 2004
                             ----------------------      ---------------------      -------------------------
Revenue                      $                   -       $             18,000       $                 18,000

General and administrative                  66,693                     26,000                        110,693
                             ----------------------      ---------------------      -------------------------

Net loss                     $             (66,693)      $             (8,000)      $                (92,693)
                             ======================      =====================      =========================

Basic and diluted loss per
    share                                  $ (.01)                     $(.00)                        $ (.01)
                             ======================      =====================      =========================
Weighted average number of
   common shares outstanding            10,238,465                  9,000,000                      9,519,358
                             ======================      =====================      =========================







    The accompanying notes are an integral part of these financial statements

                              BAS CONSULTING, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (unaudited)






                                      Three Months                Three Months                Cumulative from
                                             Ended                       Ended              December 18, 2002
                                     September 30,               September 30,                 (inception) to
                                              2004                        2003             September 30, 2004
                             ----------------------      ---------------------      -------------------------
Revenue                      $                   -       $             18,000       $                 18,000

General and administrative                  15,000                     23,000                        110,693
                             ----------------------      ---------------------      -------------------------

Net loss                     $             (15,000)      $             (5,000)      $                (92,693)
                             ======================      =====================      =========================

Basic and diluted loss per
    share                                  $ (.00)                     $(.00)                        $ (.01)
                             ======================      =====================      =========================

Weighted average number of
   common shares outstanding            10,453,850                  9,000,000                      9,519,358
                             ======================      =====================      =========================








    The accompanying notes are an integral part of these financial statements

                              BAS CONSULTING, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
For the Nine Months Ended September 30, 2004 and 2003 and the Cumulative Period
            from December 18, 2002 (inception) to September 30, 2004
                                   (unaudited)


                                                  2004                    2003               Cumulative
                                      -----------------       -----------------      -------------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
Net Loss                              $        (66,693)       $         (8,000)      $               (92,693)
Noncash services received                       43,893                                                52,893
Increase (decrease) in accrued
    expenses                                    20,000                   8,000                        37,000
                                      -----------------       -----------------      ------------------------

Net Cash (Used) by Operating
Activities                                      (2,800)                      -                        (2,800)
                                      -----------------       -----------------      ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES                 -                       -                             -
                                      -----------------       -----------------      ------------------------

CASH FLOWS FROM FINANCING
    ACTIVITIES:
Issuance of common stock                         2,800                       -                         2,800
                                      -----------------       -----------------      ------------------------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS:                                 -                       -                             -
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                               -                       -                             -
                                      -----------------       -----------------      ------------------------
CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                             $              -        $              -       $                     -
                                      =================       =================      ========================
SUPPLEMENTAL SCHEDULE OF CASH FLOW
   ACTIVITIES:
Cash Paid For:
Interest                              $              -        $              -       $                     -
                                      =================       =================      ========================
Income taxes                          $              -        $              -       $                     -
                                      =================       =================      ========================


   The accompanying notes are an integral part of these financial statements.

                               BAS CONSULTING INC.
                          (A Development Stage Company)
                       Statement of Stockholders' Deficit
                                   (unaudited)









                                             Common Stock                              Deficit
                                                                                   Accumulated
                                                                    Additional      During the
                                                                       Paid-in     Development
                                            Shares        Amount       Capital           Stage
                                      ------------- ------------- ------------- ---------------
Inception                                        -  $          -  $          -  $            -
                                      ------------- ------------- ------------- ---------------
Common stock issued for services at
   $0.001 per share, December 18,
   2002                                  9,000,000         9,000             -               -

Net loss for the period from
   inception to December 31, 2002                -             -             -          (9,000)
                                      ------------- ------------- ------------- ---------------
Balance, December 31, 2002               9,000,000         9,000             -          (9,000)

Net loss for the year ended
   December 31, 2003                             -             -             -         (19,000)
                                      ------------- ------------- ------------- ---------------

Balance, December 31, 2003               9,000,000         9,000             -         (26,000)

Exercise of stock options                1,397,850         1,398  $     12,581               -

Issuance of stock options                        -             -        29,914               -

Sale of shares of common stock              56,000            56         2,744               -

Net loss for the nine months ended
   September 30, 2004 (unaudited)
                                                 -             -             -         (66,693)
                                      ------------- ------------- ------------- ---------------

Balance September 30, 2004
   (unaudited)                          10,453,850  $     10,454  $     45,239  $      (92,693)
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

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal period ended December 31, 2003.

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

                b.  Provision for Taxes

                At September 30, 2004, the Company had net operating loss carry-forwards for Federal income tax purposes of $62,779 that may be offset against future taxable income through 2024. No tax benefit has been reported with respect to these net operating loss carryforwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance.

                The loss for financial reporting purposes for the nine months ended September 30, 2004 differs from the loss for Federal income tax purposes as follows:

                Loss for financial reporting purposes     $           66,693
                Expenses associated with the issuance of
                   stock options that are not deductible
                   for Federal income taxes
                Change in valuation allowance                        (29,914)
                                                          -------------------
                Loss for Federal income tax purposes      $           36,779
                                                          ===================

                The income tax benefit differs from the amount computed at the federal statutory rates of approximately 38% applied to the taxable loss of $36,779as follows:


                Income tax benefit at statutory rate      $           13,976
                Change in valuation allowance                        (13,976)
                                                          -------------------
                Total                                     $                -
                                                          ===================


                Deferred tax assets (liabilities) at September 30, 2004 are comprised of the following:

                Net operating loss carryforwards          $           23,856
                Allowance                                            (23,856)
                                                          -------------------
                Net                                       $                -
                                                          ===================

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

         At September 30, 2004, the Company had no shares of preferred stock issued and outstanding.

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

         A summary of stock option activity follows:


                                             Options Granted     Exercise price
                                       ---------------------- ------------------
Granted and outstanding at December
    31, 2002                                         650,000  $             .01
Granted in 2003                                            -                  -
Exercised in 2003                                          -                  -
                                       ---------------------- ------------------
Options outstanding at December 31,
    2003 (1)                                         650,000  $             .01
Granted during the Nine Months Ended
    September 30, 2004                               747,850  $             .01
Exercised during the Nine Months
    Ended September 30, 2004 (1)                  (1,397,850) $             .01
                                       ---------------------- ------------------
Balance outstanding at September 30,
    2004                                                  -0-                 -
                                       ====================== ==================

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

         We have commenced three small consulting engagements during the fourth quarter of 2004. We cannot predict the extent of revenue that will be derived from these engagements. We cannot predict what our level of activity will be over the next 12 months because we do not know how many, if any, client engagements we will be able to obtain. We will not incur any cash obligations that we cannot satisfy with known resources of which there are currently none except as hereinafter indicated. Our founder will provide his services at no cost and will advance a limited amount of funds to cover costs incurred. All of these advances will be treated as loans and will be repaid if and when we have the financial resources to do so. These costs will include the costs of seeking engagements, professional services and incidentals. If we obtained funding of $50,000, such funds would be used to cover initial needs for salaries, travel and advertising costs, including printed marketing materials and a basic website. We believe that this amount would cover at least 12 months of costs.

         We are contacting our base of contacts to seek client engagements. We do not believe that we currently need funding for operations because we do not have a capital intensive business plan and can also use independent contractors to assist in many projects.

         As a part of our strategy, we are also marketing our services to business development companies to perform due diligence and management services in connection with potential and actual portfolio companies. These services will include assessing the technologies of the target companies as well as assisting in establishing managerial and control systems. Our founder is also a co-founder of a recently established business development company. We are working with two business development companies that are seeking funding and will begin engagements for them if and when these companies complete their financings.

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

                  None during 3rd quarter of 2004.

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


                                                           BAS Consulting, Inc.
                                                             (Registrant)




                                                         /s/ B. Alva Schoomer
                                                             ------------------
                                                         By: B. Alva Schoomer
                                                         President


December 13, 2004