Form 10KSB
period 2004-12-31
BAS CONSULTING INC
filed 2005-04-13
CIK 1220286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 0-50212


                              BAS CONSULTING, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

               Nevada                                      81-0592184
---------------------------------------------    -------------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
             or organization)                           Identification No.)

5675B Baldwin  Court
Norcross, GA                                                 30071
-----------------------------------------      ---------------------------------
(Address of principal Executive Offices)                  (Zip Code)

                     Issuer's Telephone Number: 770-378-4180

Securities registered under Section 12(g) of the Act:  Common Stock par value
                                                        $.001 per share

Securities registered under Section 12(b) of the Act:  None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent year: $6,500 as of December 31, 2004.

The number of shares outstanding of each of the Registrant's classes of common stock, as of March 31, 2005 is 10,453,850 shares, all of one class, $.001 par value per share. Of this number, 899,850 shares were held by non-affiliates of the Registrant1.

The Company's common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate "market value" to be indicated for such shares. The "value" of the 899,850 shares held by non-affiliates, based upon the book value as of December 31, 2004 is $-0-.


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

Yes__________No_________ NOT APPLICABLE



                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

Transitional Small Business Disclosure Format
[  ] Yes  [  ] No























________________________________________________________________________________
1 One Hundred Fifty Thousand (150,000) shares of our common stock is owned by the wife of the Issuer's President, who, solely for purposes of this 10-KSB, is being considered an affiliate, notwithstanding the fact that her husband, the Issuer's President, disclaims any beneficial interest in or control over the 150,000 shares of our common stock owned by his wife, except as may be attributed to him by Operation of Law.

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

We are contacting our base of contacts to seek client engagements. We do not believe that we need funding to operate at the current level of activity because we do not have a capital intensive business plan and can also use independent contractors to assist in many projects. We will use funding, if obtained, to cover the salary of our president and to pay for marketing materials and proposal efforts. We may seek venture or private capital in the future but have not done so to date. Such funding, which would probably not exceed $100,000 will, if obtained, be used to pay salaries and for the production of marketing materials. However, we have commenced operations and solicited engagements even though no funding has been obtained. The private capital will be sought from former business associates of our president or private investors referred to us by those associates. If a market for our shares ever develops, of which there can be no assurances, we will use shares of our common stock to compensate employees/consultants wherever possible. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.

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

Employees

On December 31, 2004, we had one employee, B. Alva Schoomer, who is not currently serving in a fulltime capacity. Dr. Schoomer devotes the amount of time to us that he feels is necessary to perform any engagements obtained and to seek new ones. We will seek to engage independent contractors known to our founder to the extent that we need skills that our founder does not posses or additional assistance to complete a project. No assurances can be given that such independent contractors will be available when needed on terms acceptable to us.

Item 2.     DESCRIPTION OF PROPERTY

We currently operate out of office space located at 5675B Baldwin Court, Norcross, GA 30071 which is provided to us by our founder at no cost which serves as our principal address.

Item 3.     LEGAL PROCEEDINGS

We are not involved in any litigation.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     Part II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER - PURCHASES OF EQUITY SECURITIES

The Company became subject to Securities Exchange Act Reporting Requirements as of May 13, 2003.

There is no current market for the shares of our common stock. No symbol has been assigned for our securities, and our securities have not been listed or quoted on any Exchange to date. There can be no assurance that a liquid market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

We have never paid any cash dividends on shares of our common sock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on December 31, 2004, there were 35 stockholders of record of our common stock, and 10,453,850 shares were issued and outstanding.

Since inception, in December 2002 through December 31, 2003, the Company issued an aggregate of 9,000,000 unregistered shares of common stock to 3 individuals for $9,000 in services. No cash consideration was paid. The 3 individuals consisted of the Company's President (8,800,000 shares), his wife (150,000 shares) and a Director (50,000 shares).

During March 2004, we issued an aggregate of 56,000 restricted shares (at par value $.001) to 23 persons.

No  underwriter  participated  in  the  above-referenced   transactions  and  no
underwriting discounts or commissions were paid to anyone.

The foregoing issuances of securities were effectuated in reliance upon exemption from registration provided by Section 4(2) under the Securities Act of 1933 as amended.

Additionally, during March 2004 and in accordance with our 2002 Non-Statutory Stock Option Plan (as approved by our Board of Directors on December 31, 2002) and in accordance with our Form S-8 Registration Statement as filed with the SEC on February 10, 2004 (SEC File No.: 333-112672), we issued an aggregate of 1,397,850 shares of our common stock to 12 persons who previously received and subsequently exercised options to purchase shares of our common stock at $.01 per share. Included in such 1,397,850 shares are 500,000 shares issued to our President, B. Alva Schoomer and 50,000 shares issued to our Director, Stanley Priskie. These two individuals are "affiliates" of our Company. In accordance with our Prospectus filed as an exhibit to our Form S-8 Registration Statement, and in particular, the Section thereof entitled "Restriction on Resale of Common Stock" shares acquired under the Stock Option Plan by affiliates may only be resold pursuant to registration requirements of the Act, Rule 144 or another applicable exemption therefrom.

The Company has never repurchased any of its equity securities.

Rule 144 Sales

Of the 10,453,850 outstanding shares of common stock at March 31, 2005 held by present stockholders, 9,056,000 are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.

As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to Company shareholders being that the OTCBB is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who is not an officer, director or control person of the Company) after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop. Of the 9,056,000 restricted shares of common stock, 9,000,000 shares were issued in December 2002 (with the balance issued in March 2004) and, accordingly, became available for re-sale pursuant to Rule 144 in December 2003 provided that the Company is current with respect to its 1934 Act reporting requirements.

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

   The remaining two consulting engagements involved:

     a) An agreement, dated May 16, 2003, whereby we were engaged as the exclusive representative with respect to a client's desired acquisition of a publicly tradable corporate entity. In that regard, we had agreed to search for and identify two or three prospective acquisition candidates and to perform such due diligence as deemed necessary with respect thereto. The client had agreed to pay us a fee of $57,500 upon closing of an acquisition with a corporate entity initially identified by us, i.e., compensation was contingent upon closing. The Contract has been cancelled.

     b) An agreement dated June 2, 2003 to assist a client with respect to its overall corporate strategy of introducing timesharing to the cruise ship industry. A fee of $50,000 was due and payable upon the successful completion of the engagement. We intended to commence work on this contract in late July 2003. Since compensation was contingent upon closing, this Contract has been cancelled.


The Company will not enter any future agreements that call for a finders fee or other similar compensation.

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

We cannot predict what our level of activity will be over the next 12 months because we do not know how many, if any, client engagements we will be able to obtain. We performed a small engagement during the fourth quarter of 2004 and realized revenue of $6,500 thereon.

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

BAS was incorporated in the state of Nevada on December 18, 2002 and has relatively small levels of revenue and virtually no assets. A substantial portion of our activities has involved developing a business plan. Therefore, we have insufficient operating history upon which an evaluation of our future performance and prospects can be made. BAS' future prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. An investor in BAS' common stock must consider the risks and difficulties frequently encountered by early stage companies operating in new and competitive markets. These risks include:

     o competition from entities that are much more established and have greater financial and technical resources than do we;

     o    need to develop infrastructure;

     o    ability to access and obtain capital when required; and

     o    dependence upon key personnel.

BAS cannot be certain that our business strategy will be successful or that we will ever be able to commence significant revenue generating activities. Furthermore, BAS believes that it is probable that we will incur operating losses and negative cash flow for the foreseeable future.

BAS has virtually no financial resources, and its auditors' report states that there is substantial doubt about its ability to continue as a going concern.

BAS has virtually no financial resources and an operating loss accumulated during the development stage of $88,693 at December 31, 2004. Our auditors state in their opinion on BAS' financial statements that this lack of resources causes substantial doubt about BAS' ability to continue as a going concern. No assurances can be given that BAS will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

Dr. Schoomer will devote approximately 10 to 20% of his time to BAS. He will devote additional percentages of his time if we obtain financing or receive sufficient levels of client engagements that require his time. BAS will have to locate, engage and retain qualified and experienced professionals to undertake its plan. If it is unable to attract experienced industry professionals, it is unlikely that it will be able to generate a material amount of revenue. No assurances can be given that it will be able to locate, engage or retain qualified industry professionals.

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

The management consulting and services markets in which we operate include a large number of participants and are highly competitive. Our primary potential competitors, if we are successful in bidding for potential client engagements, will include consulting and engineering services firms. There are no assurances that we will be able to compete in this marketplace in the foreseeable future if at all.

For all of the foregoing reasons and others set forth herein, an investment in the Company's securities in any market which may develop in the future involves a high degree of risk. Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-KSB.


Item 7.     FINANCIAL STATEMENTS

The financial statements filed as part of this Annual Report on Form 10-KSB are set forth starting on page 24.

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

Item 8B.    OTHER INFORMATION

No event occurred during the fourth quarter of 2004 that would have required disclosure in a report on Form 8-K.

                                    PART III

Item 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors are as follows:

    Name                    Age                         Title
.................................................................................
 B. Alva Schoomer           71                      Director, President, CEO and
                                                    Chairman
.................................................................................
 Stanley Priskie            74                      Director
.................................................................................

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

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than three years, or until their successors have been elected. All officers are appointed annually by the board of directors and, subject to existing employment agreements, serve at the discretion of the board. Currently, directors receive no compensation for their roles as directors.

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

Stock Option Plan

Pursuant to the December 31, 2002 board of directors approval and subsequent stockholder approval, BAS adopted its 2002 Non-Statutory Stock Option Plan (the "Plan") whereby it reserved for issuance up to 1,500,000 shares of its common stock. The Company filed (on February 10, 2004) a Registration Statement on Form S-8 (SEC File No.: 333-112672) registering those 1,500,000 shares of common stock underlying the options issuable in the Plan.

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

Unless otherwise indicated the Plan will remain in effect until terminated by the board of directors.

      A summary of stock option activity follows:


                                       Options Granted       Exercise price
                                      ------------------    ----------------
    Granted and outstanding at
       December 31, 2002                   650,000                $ .01

    Granted in 2003                              -                    -
    Exercised in 2003                            -                    -
                                      ------------------    ----------------
    Options outstanding at
       December 31, 2003 (1)               650,000                $ .01
    Granted in 2004                        747,850                $ .01
    Exercised in 2004 (1)               (1,397,850)               $ .01
                                      ------------------    ----------------
    Balance outstanding at
       December 31, 2004                         -                   $-
                                      ==================    ================


   (1)  500,000 of these options were granted to our president.

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

Item 10.    EXECUTIVE COMPENSATION

No officer, director or employee has received compensation of $100,000, and no director, officer or employee has a contract or commitment to receive annual compensation in excess of $100,000. No cash compensation was paid to any officer or employee in 2004 or 2003.


-----------------------------------------------------------------------------------------------------------------
                                      Equity Compensation Plan Information
-----------------------------------------------------------------------------------------------------------------
                             Number of                                    Number of securities
                           securities to be                               remaining available for
                             issued upon           Weighted-average          future issuance under
                             exercise of          exercise price of      equity compensation plans
                         outstanding options,    outstanding options,   (excluding securities reflected
                          warrants and rights      warrants and rights     in column (a)) and other
                                                                           reflectedin column (a))
                                                                        and other securities issued

 Plan category                   (a)                      (b)                        (c)
-----------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders                  -                        -                       102,150
-----------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders                  -                        -                             -
-----------------------------------------------------------------------------------------------------------------
Total                             -                        -                       102,150
-----------------------------------------------------------------------------------------------------------------


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information known to us regarding beneficial ownership of our common stock as of March 31, 2005 by:

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

Name and Address of              Number of Shares
Beneficial Owner 2              Beneficially Owned 3           Percent of Class
----------------                ------------------             ----------------

.................................................................................
B. Alva Schoomer                     9,300,000 4                    88.96%
.................................................................................
Stanley Priskie                        100,000 5                      .96%
.................................................................................
Officers and Directors
as  a group ( 2 members)             9,400,000 5                    89.92%
.................................................................................


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     a. None, except as indicated in Part I, Item 2 as relates to our office space; and

     b. Except for the following issuance of shares and/or options, all since converted into shares as a result of option exercise as follows:

                               Position with    Number of
Name                             Issuer       Shares Issued    Date of Issuance
B. Alva Schoomer                President         8,800,000    December 31, 2002
Stanley Priskie                  Director            50,000    December 31, 2002

B. Alva Schoomer                President           500,000 6  March 31, 2004
Stanley Priskie                  Director            50,000 7  March 31, 2004





------------------------
2      The address for each person is 5675B Baldwin Court, Norcross, GA 30071

3 Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities.

4 Excludes 150,000 shares held by Gail D. Morris-Schoomer, the wife of B. Alva Schoomer by virtue of the fact that Mr. Schoomer disclaims any beneficial interest in or control over those 150,000 shares of Company common stock owned by his wife except as may be attributed to him by Operation of Law.

5 Excludes 4,000 shares held by four (4) relatives of Stanley Priskie (including 1,000 shares owned by his wife) in that Mr. Priskie disclaims any beneficial ownership in or control over those 4,000 shares except as may be attributed to him by Operation of Law.

6/7    These shares were issued as a result of exercise of options  granted on
December 31, 2002.

                                     PART IV

Item 13. EXHIBITS

a.       Exhibits

         31.1     Certification of Chief Executive Officer and Chief Financial
                  Officer
         32.1     Certification of Chief Executive Officer and Chief Financial
                  Officer


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         All fees paid or payable ($7,740 in each period) to our principal accounting firm relate to assurance-related services.


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     /s/ B. Alva Schoomer
                                                     ---------------------------
                                                     B. ALVA SCHOOMER
                                                     Title: President and CFO

                                                     Date:  April 12, 2005

                                                     /s/  Stanley Priskie
                                                     ---------------------------
                                                     STANLEY PRISKIE
                                                     Title: Director

                                                     Date: April 12, 2005

                              FINANCIAL STATEMENTS



                                TABLE OF CONTENTS



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.....................F-1

BALANCE SHEET...............................................................F-2

STATEMENTS OF OPERATIONS....................................................F-3

STATEMENT OF STOCKHOLDERS' DEFICIT..........................................F-4

STATEMENTS OF CASH FLOWS....................................................F-5

NOTES TO FINANCIAL STATEMENTS...............................................F-6

                              FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
BAS Consulting, Inc.
(A Development Stage Company)
Norcross, GA

We have audited the accompanying balance sheet of BAS Consulting, Inc. (a development stage company) as of December 31, 2004 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003 and the cumulative period from December 18, 2002 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BAS Consulting, Inc. (a development stage company) as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and and the cumulative period from December 18, 2002 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

                                                         /s/ Sherb & Co., LLP
                                                         -----------------------
                                                             Sherb & Co., LLP
April 12, 2005
New York, NY

                              BAS CONSULTING, INC.
                                  Balance Sheet
                                December 31, 2004
                          (A Development Stage Company)



                                     ASSETS


CURRENT ASSETS:

   Cash                                                         $             -
                                                                ----------------
     Total Current Assets                                                     -
                                                                ----------------

TOTAL ASSETS                                                    $             -
                                                                ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accrued expenses                                                $        33,000
                                                                ----------------
     Total Current Liabilities                                           33,000
                                                                ----------------
STOCKHOLDERS' DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares
    authorized, -0- outstanding                                               -
Common stock at $0.001 par value; authorized 24,000,000
    shares; 10,453,500 shares issued and outstanding                      9,000
Additional paid-in capital                                               45,239
Deficit accumulated in the development stage                            (88,693)
                                                                ----------------
     Stockholders' Deficit                                              (33,000)
                                                                ----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $             -
                                                                ================



   The accompanying notes are an integral part of these financial statements.

                              BAS CONSULTING, INC.
                            Statements of Operations
                          (A Development Stage Company)
    For the Years Ended December 31, 2004 and 2003 and the Cumulative Period
            From December 18, 2002 (inception) to December 31, 2004




                                                                Cumulative From
                                                               December 18, 2002
                                                                (inception) to
                                                                  December 31,
                                       2004           2003            2004
                                 -------------- --------------- ----------------


     Revenue                     $       6,500  $       18,000   $       24,500


     General and administrative         69,193          35,000          113,193
                                 -------------- ---------------  ---------------

     Net loss                         (62,693)  $      (17,000)  $      (88,693)
                                 =============  ===============  ===============

     Basic and diluted
     loss per share                     $(.01)          $ (.00)           $(.01)
                                 =============  ===============  ===============

     Weighted average number of
     common shares outstanding     10,090,388        9,000,000        9,519,356
                                 =============  ===============  ===============




The accompanying notes are an integral part of these financial statements.

                               BAS CONSULTING INC.
                          (A Development Stage Company)
                       Statement of Stockholders' Deficit



                                             Common Stock                          Deficit
                                                                                  Accumulated
                                                                    Additional     During the
                                                                     Paid-in      Development
                                            Shares        Amount     Capital         Stage           Total
                                      ------------- ------------- ------------- --------------- --------------
Balance, January 1, 2003                 9,000,000  $      9,000  $          -  $      (9,000)        $(9,000)

Net loss for the year ended
   December 31, 2003                             -             -             -        (17,000)        (17,000)
                                      ------------- ------------- ------------- --------------- --------------

Balance, December 31, 2003               9,000,000         9,000             -        (26,000)        (26,000)

Exercise of stock options                1,397,850         1,398        12,581              -               -

Issuance of stock options                        -             -        29,914              -               -

Sale of shares of common stock              56,000            56         2,744              -               -

Net loss for the year ended
   December 31, 2004                             -             -             -        (62,693)              -
                                      ------------- ------------- ------------- --------------- --------------

Balance, December 31, 2004              10,453,500  $     10,454  $     45,239  $      (88,693)      $(33,000)
                                      ============= ============= ============= =============== ==============




The accompanying notes are an integral part of these financial statements.

                              BAS CONSULTING, INC.
                            Statements of Cash Flows
                          (A Development Stage Company)
  For the Years Ended December 31, 2004 and 2003 andthe Cumulative Period From
               December 18, 2002 (inception) to December 31, 2004


                                                                                 Cumulative From
                                                                                December 18, 2002
                                                                                 (inception) to
                                                     2004            2003       December 31, 2004
                                             ---------------   ---------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                     $      (62,693)   $      (17,000)   $      (88,693)
Non-cash services received                                                  -             9,000
Compensation associated with issuance
 of stock options
                                                     43,893                 -            43,893
Increase in accrued expenses                         16,000            17,000            33,000
                                             ---------------   ---------------   ---------------
Net Cash (Used) by Operating Activities              (2,800)                -            (2,800)
                                             ---------------   ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of common stock                              2,800                 -             2,800
                                             ---------------   ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
                                                          -                 -                 -
                                             ---------------   ---------------   ---------------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS:                                             -                 -                 -

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                -                 -                 -
                                             ---------------   ---------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD
                                             $            -    $            -    $            -
                                             ===============   ===============   ===============

SUPPLEMENTAL SCHEDULE OF CASH FLOW
 ACTIVITIES:
Cash Paid For:
Interest                                     $            -    $            -    $            -
                                             ===============   ===============   ===============
Income taxes                                 $            -    $            -    $            -
                                             ===============   ===============   ===============



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

                b.  Provision for Taxes

                At December 31, 2004, the Company had net operating loss carry-forwards for Federal income tax purposes of $58,779 that may be offset against future taxable income through 2024. No tax benefit has been reported with respect to these net operating loss carryforwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance.

                The loss for financial reporting purposes for the year ended December 31, 2004 differs from the loss for Federal income tax purposes as follows:


                                                                    Year Ended December 31,
                                                                2004                      2003
                                                       ------------------------ ------------------------
     Loss for financial reporting purposes             $                (62,693)$               (17,000)
     Expenses associated with the issuance of stock
      options that are not deductible for Federal
      income taxes                                                       29,914                       -
                                                       ------------------------ ------------------------

     Loss for Federal income tax purposes              $                (32,779)$               (17,000)
                                                       ======================== ========================


The income tax benefit differs from the amount computed at the federal statutory rates of approximately 38% applied to the taxable loss of $32,779 as follows:

                                                                    Year Ended December 31,
                                                                2004                      2003
                                                       ------------------------ ------------------------

     Income tax benefit at statutory rate              $                12,456                    9,880
     Change in valuation allowance                                     (12,456)                  (9,880)
                                                       ------------------------ ------------------------
                                                       $                     -  $                     -
                                                       ======================== ========================


Deferred tax assets (liabilities) at December 31, 2004 are comprised of the following:

                Net operating loss carryforwards        $                22,336
                Allowance                                               (22,336)
                                                        ------------------------
                Net                                     $                     -
                                                        ========================

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

                In November 2004 the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. Adoption of this standard is not expected to have a material impact on the Company.

                In December 2004, the FASB issued FASB SFAS No. 123 (revised
                2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation . SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees , and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

                In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The new standard will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

                g.   Revenue Recognition

                The Company recognizes revenue on consulting engagements when work has been performed and the project completed satisfactorily. The Company does not undertake contingency contracts wherein income is linked to the completion of activities performed or completed by others.

                h.   Stock Options and Warrants

                As permitted by Statement of Financial Accounting Standards No. 123 Accounting for Stock based Compensation ("SFAS No. 123"), the Company has elected to measure and record compensation cost relative to employee stock option and warrant costs in accordance with Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations and will make pro forma disclosures of net income and earnings per share as if the fair value method of valuing stock options and warrants had been applied. Under APB Opinion 25. compensation cost is recognized for stock options and warrants granted to employees when the option or warrant price is less than the market price of the underlying common stock on the date of grant. In addition, the Company will provide pro forma disclosure of stock-based compensation, as measured under the fair value requirements of SFAS No. 123, Accounting for Stock-Based Compensation. These pro forma disclosures will be provided as required under SFAS No 148, Accounting for Stock-Based Compensation Transition and Disclosure.

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

         At December 31, 2004, the Company had no shares of preferred stock issued and outstanding.

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

         A summary of stock option activity follows:



                                                    Options Granted                Exercise price
                                       ----------------------------- -----------------------------
Granted and outstanding at
 December 31, 2002                                          650,000  $                        .01
Granted in 2003                                                   -                             -
Exercised in 2003                                                 -                             -
                                       ----------------------------- -----------------------------
Options outstanding at
 December 31, 2003 (1)                                     650,000   $                        .01
Granted in 2004                                            747,850   $                        .01
Exercised in 2004 (1)                                   (1,397,850)  $                        .01
                                       ----------------------------- -----------------------------
Balance outstanding at
 December 31, 2004                                              -0-                             -
                                       ============================= =============================


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