Form 10KSB/A
period 2004-12-31
BAS CONSULTING INC
filed 2005-04-19
CIK 1220286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB/A
(Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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


                                                     /s/ B. Alva Schoomer
                                                     ---------------------------
                                                     B. ALVA SCHOOMER
                                                     Title: President and CFO

                                                     Date:  April 19, 2005

                                                     /s/  Stanley Priskie
                                                     ---------------------------
                                                     STANLEY PRISKIE
                                                     Title: Director

                                                     Date: April 19, 2005

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

                                                         /s/ Sherb & Co., LLP
                                                         -----------------------
                                                             Sherb & Co., LLP
April 12, 2005
New York, NY

                              BAS CONSULTING, INC.
                                  Balance Sheet
                                December 31, 2004
                          (A Development Stage Company)



                                     ASSETS


CURRENT ASSETS:

   Cash                                                         $             -
                                                                ----------------
     Total Current Assets                                                     -
                                                                ----------------

TOTAL ASSETS                                                    $             -
                                                                ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accrued expenses                                                $        33,000
                                                                ----------------
     Total Current Liabilities                                           33,000
                                                                ----------------
STOCKHOLDERS' DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares
    authorized, -0- outstanding                                               -
Common stock at $0.001 par value; authorized 24,000,000
    shares; 10,453,850 shares issued and outstanding                     10,454
Additional paid-in capital                                               45,239
Deficit accumulated in the development stage                            (88,693)
                                                                ----------------
     Stockholders' Deficit                                              (33,000)
                                                                ----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $             -
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

                               BAS CONSULTING INC.
                          (A Development Stage Company)
                       Statement of Stockholders' Deficit



                                             Common Stock                          Deficit
                                                                                  Accumulated
                                                                    Additional     During the
                                                                     Paid-in      Development
                                            Shares        Amount     Capital         Stage           Total
                                      ------------- ------------- ------------- --------------- --------------
Balance, January 1, 2003                 9,000,000  $      9,000  $          -  $      (9,000)        $(9,000)

Net loss for the year ended
   December 31, 2003                             -             -             -        (17,000)        (17,000)
                                      ------------- ------------- ------------- --------------- --------------

Balance, December 31, 2003               9,000,000         9,000             -        (26,000)        (26,000)

Exercise of stock options                1,397,850         1,398        12,581              -               -

Issuance of stock options                        -             -        29,914              -               -

Sale of shares of common stock              56,000            56         2,744              -               -

Net loss for the year ended
   December 31, 2004                             -             -             -        (62,693)              -
                                      ------------- ------------- ------------- --------------- --------------

Balance, December 31, 2004              10,453,850  $     10,454  $     45,239  $      (88,693)      $(33,000)
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