Form 10QSB
period 2005-03-31
BAS CONSULTING INC
filed 2005-05-19
CIK 1220286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


FORM 10-QSB
-----------

                                   (Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2005

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______to________

                                    Commission file number: O-50212

                              BAS CONSULTING, INC.
        (Exact name of small business issuer as specified in its charter)


           Nevada                                        81-0592184
 (State or other jurisdiction                          (IRS Employer
 incorporation or organization)                    Identification Number)

                               5675B Baldwin Court
                               Norcross, GA 30071
                    (Address of principal executive offices)

                                  770-378-4180
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10.453,850 shares of Common Stock, as of May 10, 2005.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]

                              BAS CONSULTING, INC.


                                      INDEX


PART I.
FINANCIAL INFORMATION



                                                                  Page Number
PART I

Item 1 - Unaudited Condensed Financial Statements:

Condensed Balance Sheet as of  March 31, 2005                         3

Condensed Statements of Operations for the Three
 Months Ended March 31, 2005 and 2004 and the Cumulative
 Period from December 18, 2002 (inception) to March 31, 2005          4

Statements of Cash Flows for the Three Months Ended
 March 31, 2005 and 2004 and the Cumulative Period from
 December 18, 2002 (inception) to March 31, 2005                      5

Statement of Stockholders' Deficit                                    6

Notes to Unaudited Condensed Financial Statements                     7

Item 2. - Management's Discussion and Analysis or Plan of
          Operation                                                   9

Item 3 -  Controls and Procedures                                     13

PART II.

Other Information (Items 1-6)                                         13

                              BAS CONSULTING, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                 March 31, 2005
                                   (Unaudited)



                                     ASSETS


CURRENT ASSETS:

 Cash                                                        $     -
                                                              ---------
     Total Current Assets                                          -
                                                              ---------

TOTAL ASSETS                                                 $     -
                                                              =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

 Accrued expenses                                            $   32,000
 Loans payable                                                    6,000
                                                              ---------
     Total Current Liabilities                                  38,000
                                                              ---------

STOCKHOLDERS' DEFICIT:

 Preferred stock at $0.001 par value;
  1,000,000 shares authorized, -0- outstanding                    -
 Common stock at $0.001 par value; authorized
  24,000,000 shares; 10,453,850 shares issued
  and outstanding                                               10,454
 Additional paid-in capital                                     45,239
 Deficit accumulated in the development stage                  (93,693)
                                                              ---------
     Stockholders' Deficit                                     (38,000)
                                                              ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $    -
                                                              =========

   The accompanying notes are an integral part of these financial statements.

                              BAS CONSULTING, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (unaudited)



                                                              Cumulative from
                                       Three Months Ended    December 18, 2002
                                            March 31,         (inception) to
                                     2005          2004       March 31, 2005
                                   ---------    ----------    --------------

Revenue                           $    -       $    -        $     24,500

General and administrative            5,000       46,693          118,193
                                   ---------    ---------      ------------

Net loss                          $  (5,000)   $ (46,693)    $    (93,693)
                                   =========    =========      =============

Basic and diluted loss per
 share                            $    (.01)   $    (.01)
                                   =========    =========
Weighted average number of
 common shares
 outstanding                       10,453,850   9,807,694
                                   ==========   ==========






    The accompanying notes are an integral part of these financial statements

                               BAS CONSULTING INC.
                          (A Development Stage Company)
                       Statement of Stockholders' Deficit



                                             Common Stock                          Deficit
                                                                                  Accumulated
                                                                    Additional     During the
                                                                     Paid-in      Development
                                            Shares        Amount     Capital         Stage           Total
                                      ------------- ------------- ------------- --------------- --------------
Balance, January 1, 2003                 9,000,000  $      9,000  $          -  $      (9,000)       $ (9,000)

Net loss for the year ended
   December 31, 2003                             -             -             -        (17,000)        (17,000)
                                      ------------- ------------- ------------- --------------- --------------
Balance, December 31, 2003               9,000,000         9,000             -        (26,000)        (26,000)

Exercise of stock options                1,397,850         1,398        12,581              -               -

Issuance of stock options                        -             -        29,914              -               -

Sale of shares of common stock              56,000            56         2,744              -               -

Net loss for the year ended
   December 31, 2004                             -             -             -        (62,693)              -
                                      ------------- ------------- ------------- --------------- --------------
Balance, December 31, 2004              10,453,500        10,454        45,239         (88,693)       (33,000)

Net loss for the three months ended
 March 31, 2005                                  -             -             -          (5,000)        (5,000)
                                      ------------- ------------- ------------- --------------- --------------
Balance, March 31, 2005                 10,453,500  $     10,454  $     45,239  $       93,693       $(38,000)
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

                              BAS CONSULTING, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)



                                                              Cumulative from
                                       Three Months Ended    December 18, 2002
                                            March 31,         (inception) to
                                     2005          2004       March 31, 2005
                                   ---------    ----------    --------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net Loss                         $  (5,000)   $ (46,693)    $    (93,693)
 Noncash services received             -            -               9,000
 Compensation associated with
  issuance of stock options            -          43,893           43,893
 Increase (decrease) in accrued
  expenses                           (1,000)        -              32,000
                                   ---------    ---------      ------------
Net Cash Used by Operating
 Activities                          (6,000)      (2,800)          (8,800)
                                   ---------    ---------      ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES                            -            -                -
                                   ---------    ---------      ------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Receipt of loans                     6,000         -               6,000
 Issuance of common stock              -           2,800            2,800
                                   ---------    ---------      ------------
                                      6,000        2,800            8,800
                                   ---------    ---------      ------------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS:                     -            -                -

 CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                  -            -                -
                                   ---------    ---------      ------------
 CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                   $    -       $     -       $       -
                                   =========    =========      =============


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

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal period ended December 31, 2004.

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

         As part of the Company's plan to augment its financial resources and consider attractive business opportunities, the Company and its principal stockholders entered into a letter of intent, in May 2005, with the shareholders of AiDa Pharmaceuticals Co., Ltd., a company based in China, with respect to a potential merger transaction which could result in the discontinuance of the Company's current operations, change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with AiDa Pharmaceuticals Co., Ltd. or, if consummated, that the Company or its stockholders would realize any benefits from it.

NOTE 2 - GOING CONCERN

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

General

         As part of our plan to augment our financial resources and consider attractive business opportunities, we entered into a letter of intent, in May 2005, with the shareholders of AiDa Pharmaceuticals Co., Ltd., a company based in China, with respect to a potential merger transaction which could result in the discontinuance of our current operations, change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with AiDa Pharmaceuticals Co., Ltd. or, if consummated, that we or our stockholders would realize any benefits from it.

Operations

         BAS was incorporated in Nevada in 2002 and has not yet generated significant amounts of revenue, is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7. During its development stage, BAS has developed and refined its basic business plan and strategy and commenced making business contacts and seeking clients.

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

Recent Accounting Pronouncements

         In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Commencing with our annual report for the year ended December 31, 2006, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

        o of management's responsibility for establishing and maintaining adequate internal control over our financial reporting;

        o of management's assessment of the effectiveness of our internal control over financial reporting as of year end;

        o of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

        o that our independent accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting, which report is also required to be filed.

         In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the fiscal year ended December 31, 2006. The Company has not yet assessed the impact on future operations of adopting this new standard.

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


                                          BAS Consulting, Inc.
                                          --------------------
                                          (Registrant)




                                      /s/ B. Alva Schoomer
                                         -----------------
                                      By: B. Alva Schoomer
                                          President


May 19, 2005