Form 10QSB/A
period 2005-03-31
BAS CONSULTING INC
filed 2005-06-03
CIK 1220286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


FORM 10-QSB/A
-------------

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
                                   ==========   ==========






    The accompanying notes are an integral part of these financial statements

                               BAS CONSULTING INC.
                          (A Development Stage Company)
                       Statement of Stockholders' Deficit



                                             Common Stock                          Deficit
                                                                                  Accumulated
                                                                    Additional     During the
                                                                     Paid-in      Development
                                            Shares        Amount     Capital         Stage           Total
                                      ------------- ------------- ------------- --------------- --------------
Balance, January 1, 2003                 9,000,000  $      9,000  $          -  $      (9,000)       $ (9,000)

Net loss for the year ended
   December 31, 2003                             -             -             -        (17,000)        (17,000)
                                      ------------- ------------- ------------- --------------- --------------
Balance, December 31, 2003               9,000,000         9,000             -        (26,000)        (26,000)

Exercise of stock options                1,397,850         1,398        12,581              -               -

Issuance of stock options                        -             -        29,914              -               -

Sale of shares of common stock              56,000            56         2,744              -               -

Net loss for the year ended
   December 31, 2004                             -             -             -        (62,693)              -
                                      ------------- ------------- ------------- --------------- --------------
Balance, December 31, 2004              10,453,850        10,454        45,239         (88,693)       (33,000)

Net loss for the three months ended
 March 31, 2005                                  -             -             -          (5,000)        (5,000)
                                      ------------- ------------- ------------- --------------- --------------
Balance, March 31, 2005                 10,453,850  $     10,454  $     45,239  $       93,693       $(38,000)
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

                       None


Item 3             Defaults Upon Senior Securities

                       None

Item 4             Submission of Matters to a Vote of Shareholders

                       None

Item 5             Other Information

                       None

Item 6             Exhibits and Reports on Form 8-K

                       None

  Exhibit Number                          Description
      31.1a Section 302 Certification of Chief Executive Officer and Chief Financial Officer

      32.1a Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

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


June 3, 2005