Form 10QSB
period 2005-06-30
BAS CONSULTING INC
filed 2005-08-12
CIK 1220286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

770-378-4180

(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,453,850 shares of Common Stock, as of August 4, 2005.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]

BAS CONSULTING, INC.

INDEX

Page Number
PART 1 - Financial Information

Item 1 - Unaudited Financial Statements:

Condensed Balance Sheet as of June 30, 2005	3

Condensed Statements of Operations for the Six Months Ended June 30, 2005 and 2004 and the Cumulative Period from December 18, 2002 (inception) to June 30, 2005	4

Condensed Statements of Operations for the Three Months Ended June 30, 2005 and 2004	5

Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 and the Cumulative Period from December 18, 2002 (inception) to June 30, 2005	6

Statement of Stockholders’ Deficit	7

Notes to Unaudited Condensed Financial Statements	8

Item 2. - Management’s Discussion and Analysis or Plan of Operation	10

Item 3. Controls and Procedures	14

PART II. - Other Information (Items 1-6)	14

BAS CONSULTING, INC.

(A Development Stage Company)

Balance Sheet

June 30, 2005

(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$ -

Total Current Assets	-

TOTAL ASSETS	$ -

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accrued expenses	$ 34,000

Loans payable	6,000

Total Current Liabilities	40,000

STOCKHOLDERS’ DEFICIT:

Preferred stock at $0.001 par value; 1,000,000 shares
authorized; -0- outstanding	-
Common stock at $0.001 par value; authorized 24,000,000
shares; 10,453,850 shares issued and outstanding	10,454
Additional paid-in capital	45,239
Deficit accumulated in the development stage	(95,693)

Stockholders’ Deficit	(40,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ -

The accompanying notes are an integral part of these financial statements.

BAS CONSULTING, INC.

(A Development Stage Company)

Statements of Operations

(unaudited)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Cumulative from December 18, 2002 (inception) to June 30, 2005

Revenue	$ -	$ -	$ 24,500

General and administrative	-	-	120,193

Net loss	$ -	$ -	$ (95,693)

Basic and diluted loss per share	$ (.00)	$ (.01)	$ (.01)

Weighted average number of common shares outstanding	10,453,850	9,807,694	9,145,083

The accompanying notes are an integral part of these financial statements.

BAS CONSULTING, INC.

(A Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004

Revenue	$ -	$ -

General and administrative	2,000	5,000

Net loss	$ (2,000)	$ (5,000)

Basic and diluted loss per share	$ (.00)	$ (.00)

Weighted average number of common shares outstanding	10,453,850	9,807,694

The accompanying notes are an integral part of these financial statements.

BAS CONSULTING, INC.

(A Development Stage Company)

Statements of Cash Flows

For the Six Months Ended June 30, 2005 and 2004 and the Cumulative Period from December 18, 2002 (inception) to June 30, 2005

(unaudited)

	2005	2004	Cumulative
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (7,000)	$ (51,693)	$ (95,693)
Services for common stock	-	-	9,000
Issuance of stock options for compensation	-	43,893	43,893
Increase in accrued expenses	1,000	5,000	34,000

Net Cash Used by Operating Activities	(6,000)	(2,800)	(8,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	6,000	-	6,000
Proceeds from common stock	-	2,800	2,800

Net Cash Provided by Financing Activities	6,000	2,800	8,800

INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

BAS CONSULTING INC.

(A Development Stage Company)

Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount

Balance, January 1, 2003	9,000,000	$ 9,000	$ -	$ (9,000)	$ -

Net loss for the year ended December 31, 2003	-	-	-	(17,000)	(17,000)

Balance, December 31, 2003	9,000,000	9,000	-	(26,000)	(17,000)

Exercise of stock options	1,397,850	1,398	12,581	-	13,979

Issuance of stock options	-	-	29,914	-	29,914

Sale of shares of common stock	56,000	56	2,744	-	2,800

Net loss for the year ended December 31, 2004	-	-	-	(62,693)	(62,693)

Balance, December 31, 2004	10,453,500	10,454	45,239	(88,693)	(33,000)

Net loss for the six months ended June 30, 2005	-	-	-	(7,000)	(7,000)

Balance, June 30, 2005	10,453,500	$ 10,454	$ 45,239	$ (95,693)	$(40,000)

The accompanying notes are an integral part of these financial statements.

BAS CONSULTING, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1--BASIS OF PRESENTATION

BAS Consulting, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 18, 2002 (inception).  The Company, has not yet generated significant revenue but has obtained two initial agreements to perform consulting services and operates as a consulting firm. The Company is considered a development stage company as defined by Statements of Financial Accounting Standards No. 7.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal period ended December 31, 2004.

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

As part of the Company’s plan to increaseits financial resources and consider attractive business opportunities, the Company and its principal stockholders entered into an agreement (the "Exchange Agreement") on June 1, 2005 to acquire all of the issued and outstanding stock of Earjoy Group Limited (“Earjoy”), a company incorporated in the British Virgin Islands, pursuant to a Share Exchange Agreement by and among the Company, Earjoy and the shareholders of Earjoy.

Pursuant to the Exchange Agreement, Earjoy will become a wholly-owned subsidiary of the Company, following the exchange of all outstanding Earjoy shares for 23,375,000 newly-issued shares of the Company’s common stock to the shareholders of Earjoy. The 23,375,000 shares of common stock issued to the shareholders of Earjoy will represent 93.5% of the Company's 25,000,000 outstanding stock following (i) completion of the transaction (ii) a 1 for 6.433138 reverse stock split with respect to the Company’s previously outstanding 10,453,850 shares which amount to 1,625,000 post-split Company shares and (iii) the filing of an amended Certificate of Incorporation increasing authorized shares from 24,000,000 to 75,000,000, all as described in the Company’s Definitive Information Statement filed August 4, 2005. The shares of the Company and Earjoy exchanged pursuant to this Agreement will be placed in escrow and will be released upon confirmation that the Company has received a trading symbol for its securities to be listed on the Over The Counter Bulletin Board.

As part of the Exchange Agreement, the business operations previously conducted by the Company will be discontinued. The closing of the transaction is contingent and dependent upon the Company obtaining a trading symbol. The historic operations of the Company are not reflected as discontinued in the accompanying financial statements because the Company has not yet obtained a trading symbol.

NOTE 2 – GOING CONCERN

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

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN

OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain matters discussed in this interim report on Form 10-QSB are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

•

our future operating results,

•

our business prospects,

•

our contractual arrangements and relationships with third parties,

•

the dependence of our future success on the general economy and its impact on the industries in which we may be involved,

•

the adequacy of our cash resources and working capital, and

•

other factors identified in our filings with the SEC, press releases and other public communications.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.   Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-QSB.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.   The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

General

As part of our plan to augment our financial resources and consider attractive business opportunities, we and our principal stockholders entered into an agreement (the "Exchange Agreement") on June 1, 2005 to acquire all of the issued and outstanding stock of Earjoy Group Limited (“Earjoy”), a company incorporated in the British Virgin Islands, pursuant to a Share Exchange Agreement by and among the Company, Earjoy and the shareholders of Earjoy listed on the Counterpart Signature Pages in the Exchange Agreement. A copy of the Share Exchange Agreement is included as an Exhibit to our Form 8K filed with the Securities and Exchange Commission on June 15, 2005.

Pursuant to the Exchange Agreement, Earjoy will become a wholly-owned subsidiary of the Company, following the exchange of all outstanding Earjoy shares for 23,375,000 newly-issued shares of the Company’s common stock to the shareholders of Earjoy. The 23,375,000 shares of common stock issued to the shareholders of Earjoy will represent 93.5% of the Company's 25,000,000 outstanding stock following the (i) completion of the transaction (ii) the 1 for 6.433138 reverse stock split with respect to the Company’s previously outstanding 10,453,850 shares which amount to 1,625,000 post-split Company shares and the filing of an amended Certificate of Incorporation increasing authorized shares from 24,000,000 to 75,000,000, all as described in the Company’s Definitive Information Statement filed August 4, 2005. The shares of the Company and Earjoy exchanged pursuant to this Agreement will be deposited in escrow and will be released subject to and upon confirmation that the Company has received a trading symbol for its securities to be listed on the Over The Counter Bulletin Board (“OTCBB”).

As part of the Share Exchange Agreement  , the business operations previously conducted by the Company will be discontinued. The closing of the transaction is contingent and dependent upon the Company obtaining a trading symbol. The historic operations of the Company are not reflected as discontinued in the accompanying financial statements because the Company has not yet obtained a trading symbol.

Earjoy, through its wholly-owned subsidiary, Hangzhou AiDa Pharmaceutical Co., Ltd. (“Aida”), is a product-focused pharmaceuticals company engaged in the formulation, clinical testing, registration, manufacture, sales and marketing of advanced pharmaceutical products in mainland China.  The company’s mission is to discover, develop and market meaningful new therapies that improve human health.  Aida, in operation since March 1999, is headquartered in Hangzhou, China with manufacturing, distribution and sales points throughout mainland China.

Aida is Good Manufacturing Practices (“GMP”) and ISO9002 certified for global quality assurance and ISO14000 certified for ecologically-friendly practices. It has a patented prescription drug on the market in China, etimicin sulfate powder, which is the first antibiotic developed in China and is suitable for treatment of various inflammations such as acute bronchitis, pulmonary infections, kidney and urinogenital infection, acute pyelonephritis, chronic cystitis and soft skin tissue infections. Several other promising new drugs are in development.

The Company will change its name to Aida Pharmaceuticals, Inc. in the near future if the transaction is completed. There can be no assurance that a significant transaction will be consummated with  AiDa Pharmaceuticals Co., Ltd. or, if consummated, that we or our stockholders would realize any benefits from it.

Operations

BAS was incorporated in Nevada in 2002, has not yet generated significant amounts of revenue, and is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7. During its development stage, BAS has developed and refined its basic business plan and strategy and commenced making business contacts and seeking clients.

If the transaction with Earjoy is not completed, the extent of our operations over the next 12 months will be determined by:

•

The number of client engagements that can be obtained that are either short–term in nature or provide for progress billing, and

•

Our ability to negotiate non–cash compensation to satisfy commitments.

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

Liquidity

BAS does not have any credit facilities or other commitments for debt or equity. No assurances can be given that advances when needed will be available. BAS has begun seeking engagements.  We do not believe that we need funding to cover initial operations because we do not have a capital intensive business plan and can also use independent contractors to assist in many projects. We will use funding, if obtained, to cover the salary of our founder and to pay for marketing materials and proposal efforts. We currently have no formal salary arrangements with Dr. Schoomer.  While no definitive annual salary or length of employment has been determined to date, we anticipate providing a minimum annual salary of $50,000 to be accrued and paid out of revenues, if any. No salary will be earned or accrued until initial revenue commences. No formal written arrangements will be made until we have either obtained financing or client engagements, however, under no circumstances will the first year’s base salary exceed $100,000.  To meet commitments in the future, we will have to obtain client engagements in sufficient number and at sufficient levels of profitability to generate cash to meet obligations. There does not currently appear to be any other viable source of long–term financing except that management may consider various sources of debt and/or equity financing if same can be obtained on terms deemed reasonable to management.

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended December 31, 2006, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement:

•

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

•

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

•

that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed.

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

ITEM 3.

CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds

a.

None

b.

Not Applicable

c.

during the quarter ended June 30, 2005, the Issuer did not purchase or repurchase any of its equity securities.

Item 3.

Defaults Upon Senior Securities:  None

Item 4.

Submission of Matters to a Vote of Securityholders: None, except for obtaining of majority stockholder consent in June of 2005as relates to the Share Exchange Agreement.

Item 5.

Other Information: None

Item 6.

Exhibits and Reports on Form 8-K

The Company filed a report on Form 8-K on June 15, 2005.  The report described the Share Exchange Agreement referred to herein and provided historical and pro forma financial information relevant to the transaction.

It filed a report on Form 8-K on August 11, 2005 announcing a change in auditors. There were no disagreements with the prior auditor. The Company engaged has engaged Most & Company, LLP (“Mostco”) to serve as its independent public accounting firm. During the two years ended December 31, 2004 and through the date of the filing, neither the Company nor anyone on its behalf consulted Mostco regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, nor has Mostco provided to the Company a written report or oral advice regarding such principles or audit opinion.

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 – Chief Executive Officer
32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 – CFO

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAS Consulting, Inc.

(Registrant)

/s/ B. Alva Schoomer

By:

B. Alva Schoomer

President

August 11, 2005