Form 10QSB
period 2005-09-30
BAS CONSULTING INC
filed 2005-11-04
CIK 1220286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes [ X ]   No [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes [X  ]   No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,453,850 shares of Common Stock, as of October 21, 2005.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]

BAS CONSULTING, INC.

INDEX

Page Number

PART I
Financial Information

Item 1 - Unaudited Financial Statements:

Balance Sheet as of September 30, 2005	3

Statements of Operations for the Nine Months Ended September 30, 2005 and 2004 and the Cumulative Period from December 18, 2002 (inception) to September 30, 2005	4

Statements of Operations for the Three Months Ended September 30, 2005 and 2004	5

Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 and the Cumulative Period from December 18, 2002 (inception) to September 30, 2005	6

Statement of Stockholders’ Deficit	7

Notes to Unaudited Financial Statements	8

Item 2. - Management’s Discussion and Analysis or Plan of Operation	10

Item 3 - Controls and Procedures	13

PART II.
Other Information (Items 1-6)	14

BAS CONSULTING, INC.

(A Development Stage Company)

Balance Sheet

September 30, 2005

(Unaudited)

ASSETS

CURRENT ASSETS:

Cash	$ –

Total Current Assets	–

TOTAL ASSETS	$ –

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$ 49,000
Loans payable	6,000

Total Current Liabilities	55,000

STOCKHOLDERS’ DEFICIT:

Preferred stock: $0.001 par value; 1,000,000 shares
authorized, none outstanding	–
Common stock: $0.001 par value; authorized: 75,000,000
shares; shares issued and outstanding: 10,453,850	10,454
Additional paid-in capital	45,239
Deficit accumulated in the development stage	(110,693)

Stockholders’ Deficit	(55,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ –

See notes to financial statements.

BAS CONSULTING, INC.

(A Development Stage Company)

Statements of Operations

(unaudited)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Cumulative from December 18, 2002 (inception) to September 30, 2005

Revenue	$ -	$ -	$ 24,500

General and administrative	22,000	66,693	135,193

Net loss	$ (22,000)	$ (66,693)	$ (110,693)

Basic and diluted loss per share	$ (.00)	$ (.01)	$ (.01)
Weighted average number of common shares outstanding	10,453,850	10,238,465	9,891,476

See notes to financial statements.

BAS CONSULTING, INC.

(A Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004

Revenue	$ -	$ -

General and administrative	15,000	15,000

Net loss	$ (15,000)	$ (15,000)

Basic and diluted loss per share	$ (.00)	$ (.00)
Weighted average number of common shares outstanding	10,453,850	10,453,850

See notes to financial statements.

BAS CONSULTING, INC.

(A Development Stage Company)

Statements of Cash Flows

 (unaudited)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Cumulative from December 18, 2002 (inception) to September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (22,000)	$ (66,693)	$ (110,693)
Services for common stock	-	-	9,000
Issuance of stock options for compensation	-	43,893	43,893
Increase in accrued expenses	16,000	20,000	49,000

Net Cash Used by Operating Activities	(6,000)	(2,800)	(8,800)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	6,000	-	6,000
Proceeds from common stock	-	2,800	2,800
Net Cash Provided by Financing Activities	6,000	2,800	8,800

INCREASE IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$ -	$ -	$ -
See notes to financial statements.

BAS CONSULTING INC.

(A Development Stage Company)

Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount

Balance, January 1, 2003	9,000,000	$ 9,000	$ -	$ (9,000)	$ -

Net loss for the year ended December 31, 2003	-	-	-	(17,000)	(17,000)

Balance, December 31, 2003	9,000,000	9,000	-	(26,000)	(17,000)

Exercise of stock options	1,397,850	1,398	12,581	-	13,979

Issuance of stock options	-	-	29,914	-	29,914

Sale of shares of common stock	56,000	56	2,744	-	2,800

Net loss for the year ended December 31, 2004	-	-	-	(62,693)	(62,693)

Balance, December 31, 2004	10,453,500	10,454	45,239	(88,693)	(33,000)

Net loss for the nine months ended September 30, 2005 (unaudited)	-	-	-	(22,000)	(22,000)

Balance, September 30, 2005 (unaudited)	10,453,500	$ 10,454	$ 45,239	$ (110,693)	$ (55,000)

See notes to financial statements.

BAS CONSULTING, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

NOTE 1--BASIS OF PRESENTATION

BAS Consulting, Inc. (the “Company”) was incorporated in the State of Nevada on December 18, 2002 (inception).  The Company, which has not yet generated significant revenue, operates as a consulting firm. The Company is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the period ended December 31, 2004.

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

As part of the Company’s plan to augment its financial resources and consider attractive business opportunities, the Company and its principal stockholders entered into an agreement (the "Exchange Agreement") on June 1, 2005 to acquire all of the issued and outstanding stock of Earjoy Group Limited (“Earjoy”), a company incorporated in the British Virgin Islands, pursuant to a Share Exchange Agreement by and among the Company, Earjoy and the shareholders of Earjoy listed on the Counterpart Signature Pages in the Exchange Agreement.

Pursuant to the Exchange Agreement (“Agreement”), Earjoy will become a wholly owned subsidiary of the Company, following the exchange of all outstanding Earjoy shares for 23,375,000 newly-issued shares of the Company’s common stock to the shareholders of Earjoy. The 23,375,000 shares of common stock issued to the shareholders of Earjoy will represent 93.5% of the Company's 25,000,000 outstanding shares following the (i) completion of the transaction and (ii) a 1 for 6.433138 reverse stock split with respect to the Company’s previously outstanding 10,453,850 shares which amounts to 1,625,000 post-split Company shares and the filing of an amended Certificate of Incorporation increasing authorized shares from 24,000,000 to 75,000,000 (as filed in Nevada in September 16, 2005), all as described in the Company’s Revised Definitive Information Statement filed August 16, 2005. The shares of the Company and Earjoy to be exchanged pursuant to the Agreement will be deposited in escrow and will be released upon the closing of the Agreement, which is expected (barring unforeseen events) to occur during November 2005.  The Company has received a trading symbol (BASG), and its securities are quoted on the Over the Counter Bulletin Board.

As part of the Agreement, upon closing, the business operations previously conducted by the Company will be discontinued. The closing of the transaction was principally contingent and dependent upon the Company obtaining a trading symbol, which has been obtained.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2004, the Company has a deficit accumulated during the development stage of $88,693 and has not established sufficient revenues to cover its operating costs to allow it to continue as a going concern.  These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

General

As part of our plan to augment our financial resources and consider attractive business opportunities, we and our principal stockholders entered into an agreement (the "Exchange Agreement") on June 1, 2005 to acquire all of the issued and outstanding stock of Earjoy Group Limited (“Earjoy”), a company incorporated in the British Virgin Islands, pursuant to a Share Exchange Agreement by and among the Company, Earjoy and the shareholders of Earjoy listed on the Counterpart Signature Pages in the Exchange Agreement. A copy of the Share Exchange Agreement was included as an Exhibit to our Form 8K filed with the Securities and Exchange Commission on June 15, 2005.

Pursuant to the Exchange Agreement, Earjoy will become a wholly-owned subsidiary of the Company, following the exchange of all outstanding Earjoy shares for 23,375,000 newly-issued shares of the Company’s common stock to the shareholders of Earjoy. The 23,375,000 shares of common stock issued to the shareholders of Earjoy will represent 93.5% of the Company's 25,000,000 outstanding shares following the (i) completion of the transaction and (ii) a 1 for 6.433138 reverse stock split with respect to the Company’s previously outstanding 10,453,850 shares which amount to 1,625,000 post-split Company shares and the filing of an amended Certificate of Incorporation increasing authorized shares from 24,000,000 to 75,000,000, (as filed in Nevada September 16, 2005) all as described in the Company’s Revised Definitive Information Statement filed August 16, 2005. The shares of the Company and Earjoy to be exchanged pursuant to the Agreement will be deposited in escrow and will be released subject to and upon the completion of all conditions set forth in the Exchange Agreement and confirmation that the Company has received a trading symbol for its securities to be quoted on the Over the Counter Bulletin Board (“OTCBB”). A trading symbol (BASG) was obtained in September 2005.

As part of the Share Exchange Agreement, upon closing, the business operations previously conducted by the Company will be discontinued

Management of the Company has been advised that:

1.

Earjoy, through its wholly-owned subsidiary, Hangzhou AiDa Pharmaceutical Co., Ltd. (“Aida”), is a product-focused pharmaceuticals company engaged in the formulation, clinical testing, registration, manufacture, sales and marketing of pharmaceutical products in mainland China.  The company’s mission is to discover, develop and market meaningful new therapies that improve human health.  Aida, in operation since March 1999, is headquartered in Hangzhou, China with manufacturing, distribution and sales points throughout mainland China.

2.

Aida is Good Manufacturing Practices (“GMP”) and ISO9002 certified for global quality assurance and ISO14000 certified for ecologically-friendly practices. It has a patented prescription drug on the market in China, etimicin sulfate powder, which is an antibiotic developed in China and is suitable for treatment of various inflammations such as acute bronchitis, pulmonary infections, kidney and urinogenital infection, acute pyelonephritis, chronic cystitis and soft skin tissue infections. Several other promising new drugs are in development.

3.

The Company will change its name to Aida Pharmaceuticals, Inc once the transaction is completed. There can be no assurance that a significant transaction will be consummated with  AiDa Pharmaceuticals Co., Ltd. or, if consummated, that we or our stockholders would realize any benefits from it.

Operations

BAS was incorporated in Nevada in 2002, has not yet generated significant amounts of revenue, and is considered a development stage company as defined by Statement of Financial Accounting Standards No. 7. During its development stage, BAS has developed and refined its basic business plan and strategy and commenced making business contacts and seeking clients.

In the unlikely event that the transaction with Earjoy is not completed, the extent of our operations over the next 12 months will be determined by:

•

The number of client engagements that can be obtained that are either short–term in nature or provide for progress billing, and

•

Our ability to negotiate non–cash compensation to satisfy commitments.

We cannot predict what our level of activity will be over the next 12 months because we do not know how many, if any, client engagements we will be able to obtain.

We will not incur any cash obligations that we cannot satisfy with known resources of which there are currently none except as may be hereinafter indicated. Our founder will provide his services at no cost and will advance a limited amount of funds to cover costs incurred. All of these advances will be treated as loans and will be repaid if and when we have the financial resources to do so. These costs will include the costs of seeking engagements, professional services and incidentals.  If we obtained funding of $50,000, such funds would be used to cover initial needs for salaries, travel and advertising costs, including printed marketing materials and a basic website. We believe that this amount would cover at least 12 months of costs.

If we are unable to obtain financing, we will seek engagements (non-contingent consulting contracts) through approaching the business contacts of our founder directly rather than through other marketing strategies. By doing so, we will not incur significant cash requirements in the process.

Liquidity

BAS does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. BAS has begun seeking engagements.  We do not believe that we need funding to cover initial operations because we do not have a capital intensive business plan and can also use independent contractors to assist in many projects. We will use funding, if obtained, to cover the salary of our founder and to pay for marketing materials and proposal efforts. We currently have no formal salary arrangements with Dr. Schoomer (our President).  While no definitive annual salary or length of employment has been determined to date, we anticipate providing a minimum annual salary of $50,000 to be accrued and paid out of revenues, if any. No salary will be earned or accrued until initial revenue commences. No formal written arrangements will be made until we have either obtained financing or client engagements, however, under no circumstances will the base salary exceed $100,000.  To meet commitments in the future, we will have to obtain client engagements in sufficient number and at sufficient levels of profitability to generate cash to meet obligations. There does not currently appear to be any other viable source of long–term financing except that management may consider various sources of debt and/or equity financing if same can be obtained on terms deemed reasonable to management.

All of the above may be deemed academic if and when closing of the Share Exchange Agreement heretofore referred to occurs with such closing expected to be held in November 2005 barring unforeseen circumstances.

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended December 31, 2007, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

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

ITEM 3.

CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (our President, B. Alva Schoomer). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds

a.

None

b.

Not Applicable

c.

during the quarter ended September 30, 2005, the Issuer did not purchase or repurchase any of its equity securities.

Item 3.

Defaults Upon Senior Securities:  None

Item 4.

Submission of Matters to a Vote of Securityholders

None, except for obtaining majority stockholder consent in June of 2005 relating to the Share Exchange Agreement.

Item 5.

Other Information

None

Item 6.

Exhibits

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

_____________ ___

By:

B. Alva Schoomer

President

November 4, 2005