Form 10QSB/A
period 2005-09-30
BAS CONSULTING INC
filed 2005-11-14
CIK 1220286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/1

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

BAS CONSULTING, INC.

INDEX

Page Number

PART I
Financial Information

Item 1 - Unaudited Financial Statements:

Balance Sheet as of September 30, 2005	3

Statements of Operations for the Nine Months Ended September 30, 2005 and 2004 and the Cumulative Period from December 18, 2002 (inception) to September 30, 2005	4

Statements of Operations for the Three Months Ended September 30, 2005 and 2004	5

Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 and the Cumulative Period from December 18, 2002 (inception) to September 30, 2005	6

Statement of Stockholders’ Deficit	7

Notes to Unaudited Financial Statements	8

Item 2. - Management’s Discussion and Analysis or Plan of Operation	10

Item 3 - Controls and Procedures	14

PART II.
Other Information (Items 1-6)	14

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

See notes to financial statements.

BAS CONSULTING, INC.

(A Development Stage Company)

Statements of Operations

(unaudited)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	Cumulative from December 18, 2002 (inception) to September 30, 2005

Revenue	$ -	$ -	$ 24,500

General and administrative	22,000	66,693	135,193

Net loss	$ (22,000)	$ (66,693)	$ (110,693)

Basic and diluted loss per share	$ (.00)	$ (.01)	$ (.01)
Weighted average number of common shares outstanding	10,453,850	10,238,465	9,145,083

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
See notes to financial statements.

BAS CONSULTING INC.

(A Development Stage Company)

Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount

Balance, January 1, 2003	9,000,000	$ 9,000	$ -	$ (9,000)	$ -

Net loss for the year ended December 31, 2003	-	-	-	(17,000)	(17,000)

Balance, December 31, 2003	9,000,000	9,000	-	(26,000)	(17,000)

Exercise of stock options	1,397,850	1,398	12,581	-	13,979

Issuance of stock options	-	-	29,914	-	29,914

Sale of shares of common stock	56,000	56	2,744	-	2,800

Net loss for the year ended December 31, 2004	-	-	-	(62,693)	(62,693)

Balance, December 31, 2004	10,453,850	10,454	45,239	(88,693)	(33,000)

Net loss for the nine months ended September 30, 2005 (unaudited)	-	-	-	(22,000)	(22,000)

Balance, September 30, 2005 (unaudited)	10,453,850	$ 10,454	$ 45,239	$ (110,693)	$ (55,000)

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

As part of the Company’s plan to augment its financial resources and consider attractive business opportunities, the Company and its principal stockholders entered into an agreement (the "Exchange Agreement") on June 1, 2005 to acquire all of the issued and outstanding stock of Earjoy Group Limited (“Earjoy”), a company incorporated in the British Virgin Islands, pursuant to a Share Exchange Agreement by and among the Company, Earjoy and the shareholders of Earjoy listed on the Counterpart Signature Pages in the Exchange Agreement. A copy of the Share Exchange Agreement was included as an Exhibit to the Company’s Form 8K filed with the Securities and Exchange Commission on June 15, 2005.

Pursuant to the Exchange Agreement (“Agreement”), Earjoy will become a wholly-owned subsidiary of the Company, following the exchange of all outstanding Earjoy shares for 23,375,000 newly-issued shares of the Company’s common stock to the shareholders of Earjoy. The 23,375,000 shares of common stock issued to the shareholders of Earjoy will represent 93.5% of the Company's 25,000,000 outstanding shares following the (i) completion of the transaction and (ii) a 1 for 6.433138 reverse stock split with respect to the Company’s previously outstanding 10,453,850 shares which amounts to 1,625,000 post-split Company shares and the filing of an amended Certificate of Incorporation increasing authorized shares from 24,000,000 to 75,000,000 (as filed in Nevada in September 16, 2005), all as described in the Company’s Revised Definitive Information Statement filed August 16, 2005. The shares of the Company and Earjoy to be exchanged pursuant to the Agreement will be deposited in escrow and will be released upon the closing of the Agreement which is expected (barring unforeseen events) to occur during November 2005.  The Company has received a trading symbol (BASG), and its securities are quoted on the Over the Counter Bulletin Board.

As part of the Agreement, upon closing, the business operations previously conducted by the Company will be discontinued. The closing of the transaction was principally contingent and dependent upon the Company obtaining a trading symbol which has been obtained.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2004, the Company has an accumulated stockholders’ deficit of $33,000 and has not established sufficient revenues to cover its operating costs to allow it to continue as a going concern.  These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Legal Proceedings:  None

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

Item 5.

Other Information

Certificate of Amendment as filed September 16, 2005

Item 6.

Exhibits

Exhibit Number	Description
3(i)	Certificate of Amendment as filed September 16, 2005
31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAS Consulting, Inc.

          (Registrant)

/s/ B. Alva Schoomer

________________

By:

B. Alva Schoomer

President

November 8, 2005