Form 10KSB
period 2005-12-31
AIDA PHARMACEUTICALS INC
filed 2006-04-17
CIK 1220286

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB	OMB APPROVAL OMB Number: 3235-0420 Expires: March 31, 2007 Estimated average burden Hours per response……1646

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number    000-50212

AIDA PHARMACEUTICALS, INC.

(Name of small business issuer in its charter)

Nevada	81-0592184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31 Dingjiang Road, Jianggan District, Hangzhou, China	310016
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  86-0571-85802712

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.              ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                Yes ☐     No ☒

State issuer’s revenues for its most recent fiscal year:

$24,527,379

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the issuer’s voting stock held as of March 27, 2006 by non-affiliates of the issuers was $26,621,509 based on the closing price of the registrant’s common stock.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 27, 2006, the Company had 25,000,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No ☒

PART I

Forward Looking Statements

This Form 10-KSB and other reports filed by Registrant from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, Registrant’s management, as well as estimates and assumptions made by Registrant’s management.  When used in the Filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to Registrant or Registrant’s management identify forward looking statements.  Such statements reflect the current view of Registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to Registrant’s industry, Registrant’s operations and results of operations and any businesses that may be acquired by Registrant.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although Registrant believes that the expectations reflected in the forward looking statements are reasonable, Registrant cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, Registrant does not intend to update any of the forward-looking statements to conform these statements to actual results.  The following discussion should be read in conjunction with Registrant’s financial statements and the related notes that are filed herein.

Item 1.

Description of Business.

Aida Pharmaceuticals Inc. (formerly known as BAS Consulting, Inc.) (the “Company”) was incorporated in the State of Nevada on December 18, 2002 (inception).  The Company attempted to operate as a consulting firm and was not successful.  The Company then began to seek an acquisition candidate and on December 8, 2005, we completed and closed the Share Exchange Agreement (the “Agreement”) dated as of June 1, 2005 by and among BAS Consulting, Inc., Earjoy Group Limited, a British Virgin Islands international business company (“Earjoy”), and the shareholders of Earjoy (the “Earjoy Shareholders”).  A copy of the Agreement was previously filed as an Exhibit to our Current Report on Form 8-K dated June 1, 2005 as filed with the Securities and Exchange Commission (the “SEC”) on June 15, 2005.

The Company amended its Articles of Incorporation to change the name of the Company to Aida Pharmaceuticals, Inc. The amended articles were filed with the State of Nevada on February 24, 2006 and the name change became effective on March 6, 2006. The action was approved by the shareholders and directors of the Company on January 9, 2006. An Information Statement describing the name change was filed with the Securities and Exchange Commission and mailed to all shareholders of record on January 19, 2006.

Pursuant to the Agreement, we completed the following actions:

(i)

On September 16, 2005,we amended our Articles of Incorporation to increase the authorized number of shares of our $0.001 par value per share common stock (the “Common Stock”) to 75,000,000;

(ii)

Effective November 30, 2005, we implemented a 1 for 6.433138 reverse stock split (the “Reverse Stock Split”) prior to the closing of the Agreement (the “Closing”) so that our 10,453,850 outstanding shares as of the date of the Agreement now represent 1,625,000 shares of Common Stock;

(iii)

We issued and delivered to the Earjoy Shareholders an aggregate of 23,375,000 shares of our post-Reverse Stock Split Common Stock, representing 93.5% of all of our issued and outstanding Common Stock, in exchange for 100% of the outstanding capital of Earjoy;

Our former executive officers and directors resigned effective as of the Closing and new executive officers and directors were appointed.

Subsequent to the date of this report, we changed our name to AIDA Pharmaceuticals, Inc. and our stock now trades on the OTCBB under the symbol AIDA.OB.

Summary

AIDA Pharmaceuticals, Inc. has the following subsidiaries:

a)

Earjoy Group Limited, (“Earjoy”)

b)

Hangzhou Pharmaceutical Co., Ltd (“Hangzhou Aida”);

c)

Hangzhou Boda Medical Research and Development Co., (“Boda”);

d)

Hainan Aike Pharmaceutical Co. Ltd.; (“Aike”) and;

e)

Changzhou Fangyuan Pharmaceutical Co. Ltd. (“Fangyuan”)

Earjoy is an investment holding company.

Hangzhou Aida has been in operation since March 1999 and was established as a limited liability company under the laws of the People’s Republic of China (“PRC”) on March 26, 1999.  On December 23, 2004, Earjoy entered into a Share Purchase Agreement with Best Nation Investment Co., Ltd. for the acquisition by Earjoy of 100% of all interests in Hangzhou Aida.

Hangzhou Aida is a fully integrated pharmaceutical company engaged in the development, manufacture, marketing, licensing, and distribution of pharmaceutical products primarily in Mainland China.  Aida (including its subsidiaries) has a total of nine production lines for the manufacturing of antibiotics, cardiovascular and anti-tumor drugs in various forms, including injectable powder, injectable liquid, capsules, tablets and ointments. All of them have been certified according to the Good Manufacturing Practices (“GMP”) guidelines issued by the State Food and Drug Administration of the People’s Republic of China. Hangzhou Aida sells its Category-A antibiotic（Etimicin）, cardiovascular and anti-tumor products under the trademark “Aida.”,“AiYi” and ”ChuangCheng”. All these products are prescription drugs that are sold mainly to the hospitals in Mainland China.

Hangzhou Aida’s strategy is to control all facets of its research and development efforts, including formulation development, clinical studies, regulatory submissions and manufacturing.  In addition, the company markets its own branded products directly to health care professionals through its Mainland China sales operations.  A key element of Hangzhou Aida’s business is the development, manufacture and sale of branded pharmaceutical products that incorporate Hangzhou Aida’s expertise in research and development and exclusive relationships with raw material suppliers, which provide significant therapeutic advantages over existing competing formulations.

Hangzhou Aida will also work to develop synergistic marketing partnerships in China and around the world in areas such as technology licensing, clinical research, product development, in-licensing and out-licensing of products, co-development and co-marketing agreements.

The headquarters of Hangzhou Aida is located in Hangzhou specializes in the production of Etimicin powder.

Boda is a wholly owned subsidiary of Hangzhou Aida and engages itself in the research and development of new drugs.

Aike is a 50% owned subsidiary of Hangzhou Aida. Hangzhou Aida exercise significant influence over Aike by controlling over 50% of the voting rights and Aike owns 95% of Yang Pu Aike Pharmaceutical Co. Ltd. (“Yangpu”). Both Aike and Yangpu specialize in the production of transfusion type of Etimicin.

On February 1, 2005, Hangzhou Aida acquired an additional 52% equity interest in Fangyuan, and Fangyuan became a 66% owned subsidiary as a consequence. Fangyuan is sole supplier of the raw material of Etimicin and is also a major producer of the liquid type of Etimicin.

The Company is capable of producing all types of Etimicin namely, powder, liquid and transfusion and thus have achieved a significant influence in the industry. Its influence is further enhanced by the acquisition of Fangyuan, which is the sole supplier of the raw material of Etimicin. This is a significant and unique advantage of the Company.

On March 31, 2006, the Hangzhou entered into a share purchase agreement with Zhejiang Medical Group Inc. to purchase an additional 45% of the outstanding shares of Shanghai Qiaer Bio-Technology Co., Ltd., a company engaged in the research, development and sales of pharmaceutical products and related services, for $495,650.  Previously, Hangzhou paid $561,324 as deposit to purchase 55% of the outstanding shares of Shanghai Qiaer Bio-Technology Co., Ltd. When the transfer is closed, Shanghai Qiaer Bio-technology Co., Ltd. will become a 100% owned subsidiary of the Company. The share transfer is expected to be closed in the second quarter of 2006.

Current Products

The table below illustrates the major products produced and marketed by Aida:

Product	Produced By	Specification	Standard/Category
Etimicin Sulfate Injection Powder	Aida	50mg, 100mg, 150mg	National Category-A
Etimicin Sulfate Injection liquid	Fangyuan	1ml, 2ml	National Category-A
Etimicin Sulfate for transfusion	Aike	100ml(with 100mg/200mg)	National Category-D

Etimicin Sulfate is the first antibiotic developed in China.  It is a new generation of the amino glycoside family of antibiotics.  Aida has the exclusive right to the production of this powder for injection and transfusion type and Aida’s subsidiary, Fangyuan, is one of the two producers who exclusively produce the liquid for injection.  The patent is protected through 2013.  It also has patent certificates from six foreign countries, including USA, Russia and United Kingdom.  Etimicin sulfate is suitable for the treatment of various inflammations, such as:

(i)

respiratory infection, such as acute bronchitis, acute onset of chronic bronchitis and pulmonary infections;

(ii)

kidney and urinogenital infection, such as acute pyelonephritis or acute onset of chronic cystitis;

(iii)

soft skin tissue infection; and

(iv)

trauma and operations (before and after) preventive uses.

In 2005, with the acquisition of Fangyuan, the Company has occupied more than 75% of the total market share of Etimicin in Mainland China. The Company is capable to produce a full series of Etimicin, namely, powder, transfusion and liquid. Emphasis will be placed to develop new products for the market.

Products Under Development

Major new products under developments by Aida include:

➢

5-Deoxy-Fluorordine.  Aida has developed a new liquid for injection type of drug generated from 5-fluroruacil that has displayed better anticancer results and fewer side effects.  This new product has been under clinical testing since 1998.  Test results showed that it has only nominal side effects, a broad spectrum and is highly effective.  The Company has applied for production approval of 5-deoxy-fluororidine for injection from State Food and Drug Administration in the PRC.  This new drug will have a 6-year protection period once the approval is obtained.

➢

Apoptotic Factor.  Hangzhou Aida has completed the clinical study of apoptotic factor’s molecular structure and pharmacological characteristics, including long-term effects and stability and has applied for patent in China. The application is being processed by the government authorities. Hangzhou Aida plans to complete first stage clinical tests by March 2006, the second stage in the second half of 2007 and get production approval in the second half of 2008.

➢

Adefovir Dipivoxil Tablets.  It is a new drug used for hepatitis treatment.  Fangyuan is now developing the drug.  It will be another Category A new drug.  The clinical tests should be completed by the end of 2006, and production is expected to begin by the end of 2007.

➢

Methylcanthatidinimide For Injection.  It is another new drug being developed by Fangyuan used for cancer treatment.  It will be a Category B new drug.  The clinical tests are expected to be completed by the first half of 2008 and the production is expected to begin by the end of 2009.

➢

SYO2.  Hangzhou Aida has created one medicine extracted from herbal essence, called SYO2 that has exhibited bioactivity for brain anti-thrombosis.  The drug, developed solely by an aligned research center of Hangzhou Aida, has shown to be safe, effective and without side effects.  It is believed that stroke patients treated by SYO2 would be fully recovered after administration of the drug.  Aida has completed SYO2’s pharmacological study and has applied for a patent.  The Company plans to apply for clinical tests within the next 18 months.  Hangzhou Aida intends to apply for production approval by the end of 2010.

Aida is optimistic about the market potential of its products for the following reasons:

➢

The demand for international quality drugs by the Chinese populace has historically increased as per capita income and the standard of living increase continually;

➢

The sale of Hangzhou Aida’s Etimicin sulfate is estimated to grow at an annual rate of more than 30% for the next three years after several years of market development;

➢

Aida is now planning to build up international business relationship with global players gradually in 2006 or 2007.  The international markets should increase the sales growth;

➢

Aida has achieved a monopoly status in this industry, with all types of Etimicin products and from the material chain to the final product chain.  This is a significant and unique advantage of Aida and

The Company is readying for the production of several new drugs, which should boost the sales growth of Aida per annum.

Industry Regulation

Chinese drug legislation, enacted in 1985, requires that new drugs be approved by the national drug regulatory authority before they can be marketed in China.  Since enactment of this legislation, China has significantly improved its regulatory review process for new drugs.  During the same time period, the pharmaceutical industry in China has shown considerable expansion.  With China’s membership in the World Trade Organization, the Chinese pharmaceutical industry is experiencing change and will continue to do so.  The new Drug Registration Regulation, which is compatible with the World Trade Organization agreement, went into effect on December 1, 2002.

Good Manufacturing Practices (GMP)

GMP guidelines define standards for the pharmaceutical manufacturing process to reduce the possibility of contamination errors.

The World Health Organization (WHO) initiated the GMP system in the 1960s, and China adopted it in the early 1980s.  The Chinese government issued its own GMP standards in 1988, followed by two sets of revisions, the most recent in 1999.  Under new GMP management guidelines, pharmaceutical producers must set up special administrative offices to supervise production and product quality.  Administrative personnel must be pharmaceutical professions with prior experience, and technicians responsible for quality testing must receive professional training.

State Food and Drug Administration issued the “Quality Control Convention in Drug Production” in September 1999.  This convention provides guidelines for various kinds of drug manufacture in keeping with GMP standards.  It states provisions concerning drug verification and authentication, including facility and equipment installation, operation, property and products.  GMP certification for powder injections, large capacity injections and genetically engineered products were completed in 2000.

Difficulty in GMP enforcement has allowed inefficient production and substandard quality to persist in the majority of pharmaceutical factories, despite the government’s regulations.  Fund shortages, rigid operation mechanisms and ideological resistance among some producers have contributed to the continuing problem, although local governments are working to initiate change.  In Hangzhou, the capital of Zhejiang Province and the location of Aida’s headquarters, the municipal Drug Supervision and Management Bureau have aided 18 of the city’s 77 pharmaceutical manufacturers to reach GMP standards.

A shortage of qualified personnel in China’s pharmaceutical enterprises further delays national GMP implementation.  Substandard companies find a lack of senior managers who are aware of GMP, as well as difficulty in finding well-trained GMP inspectors that are able to give a fair, objective and accurate appraisal of GMP results.  Augmenting the problem, companies have discovered some ambiguity in their interpretations of GMP standards issued by the Chinese Ministry of Public Health.  The government has undertaken the process of educating these companies, leading to a slight rise in production and quality control levels.

Research & Development

Aida will undertake its R&D efforts through in-house organizations as well as through alliances and cooperation with other R&D laboratories, institutions and universities.  Such an approach would ensure lower cost, minimized risk, increased efficiency, and faster reaction to the market.  Aida will also retain a high degree of capability in developing new drugs and technologies.  Aida presently has three R&D centers located in the Shanghai Jiangsu and Zhejiang Provinces.  These R&D centers are staffed with a total of thirty research engineers and scientists and eight senior consultants.  These professionals have well-rounded experience in the pharmaceutical industry, including manufacturing and R&D specializations.

Aida has also established long-term cooperation with several top research institutions and universities in China, including Tianjin University, China Pharmaceutical University, Southern China Agricultural University, for the development of new pharmaceuticals.  Aida has entered into agreements with these universities and institutions that grant it the right of first refusal to acquire new products developed at the facilities.  Generally, Aida’s policy is to make the acquisition when the new drug is entering the third stage of clinical testing.  As such, it allows the Company to minimize risk as well as to decrease development costs while increasing efficiency.

Aida is presently contemplating entering R&D joint ventures with international institutions for the purpose of further strengthening its R&D capability.

Manufacturing

Aida’s main production facilities are located in three places.  One is in Hangzhou in the Zhejiang Province, the second is in Changzhou in the Jiangsu Province and the third is in Haikou in the Hainan Province.

The raw materials base and supplies for manufacturing at the plant are acquired from domestic suppliers.  The main purchases include: packaging materials, chemicals and intermediates, some of which are controlled under long-term contracts.  Aida has never experienced any difficulty in obtaining the raw materials base and/or supplies required for production.  There are many domestic suppliers for the required materials except the raw materials base for Etimicin sulfate.

There are only two suppliers for etimicin sulfate base, namely, Changzhou Fangyuan Pharmaceutical Co., Ltd. in Changzhou, Jiangsu Province and Shanhe Pharmaceuticals Co., Ltd. (“Shanhe”) in Wuxi, Jiangsu Province.  Aida acquired control of Fangyuan so it is confident that the raw material supply base required for producing etimicin sulfate is ensured.

All of Aida’s nine production lines for manufacturing have obtained GMP accreditation from State Food and Drug Administration.  The Quality Assurance Department of Aida has instituted a complete quality assurance system under which employees of the Company are continuously trained and re-trained for maintaining overall GMP standards as well as product quality excellence.  Aida has never experienced any significant return of purchased products and has gained consistent customer praise.

In the area of cost control, Aida has implemented policies and procedures to monitor:

a)

adequacy of raw materials, supplies and packaging materials;

b)

efficiency each individual production process; and

c)

physical conditions of equipment, parts and consumables.

Cost targets are established and executed based on these policies and procedures.

As an ISO14000 certified pharmaceuticals manufacturer, Aida is extremely attentive to protecting the environment by taking active measures in accordance with the environmental protection requirement.  None of the Company’s manufacturing plants has been cited for violating any local and/or national environmental protection regulations.

Solid waste from Aida’s plants is washed with clean water prior to disposal. The used water and wastewater are sent to the wastewater treatment plant via a special pipeline.  A minor amount of generated coal ash and slag are treated and noise is abated in accordance with current regulations. Solid waste from Aida’s plants is washed with clean water prior to disposal. The used water and wastewater are sent to the wastewater treatment plant via a special pipeline.  A minor amount of generated coal ash and slag are treated and noise is abated in accordance with current regulations.

Intellectual Property and Trademarks

Aida’s pharmaceutical products have all necessary manufacturing licenses issued by the national regulatory agencies.  Etimicin sulfate, a Category-A drug, is protected by patent until 2013 [License No. Guoyaozunji 1999 (X)-10-2 (1) and No. Guoyaozunji 1999 (X)-10-2 (2)]. Aida markets its pharmaceutical products under the trademark “Aida,” ”AiYi”,”ChuangCheng”,  “PanRou,” “Chuangchen” etc. These trademarks are all duly registered and have individual barcodes against forgery.

Personnel

Aida presently has approximately 500 employees total, with over 200 at its headquarters in Hangzhou.  Each employee has executed an agreement with Aida in accordance with the Labor Agreement Regulation of People’s Republic of China.

Competition

Price, quality, and promotion are the three most competitive factors in the pharmaceutical sector in China.

Price:  There are currently approximately 1,400 drugs listed on the National Essential Drugs List. This list functions as a guideline for the local, provincial, and metropolitan lists, which govern actual reimbursement.  Technically, these local lists can only deviate from the national list by 10%.  In practice, however, local protectionism is often seen.  Price and efficacy are the only stated criteria for inclusion (or removal) from the lists.  In reality, relationships between an individual company and the Chinese government authorities overseeing the system play a very important role.  Marketing outside of these lists, price will effectively determine the targeted market segment.

Quality:  Western medications are often seen as superior in almost all categories.  Aida’s product, Etimicin competes in this market segment with the imported Netimincin and other antibiotics.

Promotion:  The Chinese government has worked very hard to reign in unethical marketing practices in the healthcare sector.  Traditionally, foreign suppliers would develop close relationships with individual doctors and hospital staff members in order to market product.  This relationship is now better defined.

Marketing Strategy

The Sales Team

Due to record growth in 2004, Aida had the largest sales team in its history, with over 100 salespeople spread throughout China dedicated to marketing its products.  30% of the team members are graduates of medical or pharmaceutical schools and over 50% have over three years of sales experience.  The team is under the supervision of one highly experienced vice president, with over eight years of experience in national sales management.  Additionally, Aida schedules frequent and regular training sessions for sales personnel to retain and increase their knowledge of Aida’s products as well as to improve selling techniques.

Marketing Organization and Sales Network

For the marketing of drugs, Aida emphasizes its effort on the prescription drug market.  Presently in China, a drug manufacturer must sell through the local pharmaceutical wholesaler instead of directly to the hospitals.  At the same time, the manufacturers would have to promote their products to doctors through hospital representatives. Aida recognizes its revenue on the delivery of drugs to the wholesalers. Aida’s major products, including etimicin sulfate, are listed in the Drug Catalog for Basic National Medical Insurance and are recognized by the medical insurance system.

Aida divides the domestic market into two large regions, namely, Northern Region and Southern Region using by Yangtze River as the demarcation.  Special emphasis is given to markets in Eastern China and the Coastal Regions, as those areas are the most affluent areas in China.  To augment the sales force, Aida also engages local agents wherever required and necessary.  The Company has established selling and marketing offices in over twenty provinces, autonomous regions, and the four municipalities under the central government, and has representatives for establishing and maintaining relations with local hospitals and wholesalers.  Currently, the Company has established close relations with over 200 wholesalers.  Through this deep national network, Aida’s drugs are being sold to several hundred county, city and provincial hospitals.

Sales and Marketing Management

The Company maintains a Chinese website, www.aidapharma.com, for introducing its products as well as placing purchases online. A US-based investor-focused website is in development.

Aida provides a special annual budget for advertising of new and major products that meet the following requirements:

(i)

a clear and reproduced treatment result;

(ii)

a large, stable and loyal customer base;

(iii)

good market potential; and

(i)

a long market life.

Aida also organizes seminars for hospitals and wholesaler personnel and deploys Aida regional representatives to convey the application of various drugs to medical health care providers as well as report any drug safety issues back to the home offices.  The Company also publishes studies related to its products and research results in medical journals.

In order to strengthen and motivate its sales personnel, Aida instituted an annual incentive and review system.

Each sales office is also structured as an independent profit/loss center.  Lead management and customer relations systems are also in place through an integrated customer profile system.  Selling costs are kept low through constant refinement of logistics control and accounts receivable collection management.

RISK FACTORS

Factors That May Affect Future Performance

Before investing in our common stock, you should carefully consider the following risk factors, the other information included herein and the information included in our other reports and filings.  Our business, financial condition, and the trading price of our common stock could be adversely affected by these and other risks.

Our Limited Operating History Makes it Difficult to Evaluate our Future Prospects and Results of Operations

We have a limited operating history.  Aida commenced operations in 1999.  Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries such as the pharmaceutical industry in China.  Some of these risks and uncertainties relate to our ability to:

•   maintain our position as one of the market leaders in China;

•   offer new and innovative drugs to attract and retain a larger customer base;

•   attract additional customers and increase spending per customer;

•   increase awareness of our brand and continue to develop user and customer loyalty;

•   respond to competitive market conditions;

•   respond to changes in our regulatory environment;

•   manage risks associated with intellectual property rights;

•   maintain effective control of our costs and expenses;

•   raise sufficient capital to sustain and expand our business;

•   attract, retain and motivate qualified personnel; and

•   upgrade our technology to support additional research and development of new products.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

We Must Obtain Additional Financing to Execute Our Business Plan

The revenues from the production and sale of our pharmaceutical products and the projected revenues from these products are not adequate to support our expansion and product development programs.  We will need substantial additional funds to build our new production facilities, pursue further research and development, obtain regulatory approvals; file, prosecute, defend and enforce our intellectual property rights and market our products.  We will seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources.  We could enter into collaborative arrangements for the development of particular products that would lead to our relinquishing some or all rights to the related technology or products.

There are no assurances that future funding will be available on favorable terms or at all.  If additional funding is not obtained, we will need to reduce, defer or cancel development programs, planned initiatives or overhead expenditures, to the extent necessary.  The failure to fund our capital requirements would have a material adverse effect on our business, financial condition and results of operations.

Our Success Depends On Collaborative Partners, Licensees and Other Third Parties Over Whom We Have Limited Control

Due to the complexity of the process of developing pharmaceuticals, our core business includes arrangements with pharmaceutical institutes, corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, technology rights, manufacturing, marketing and commercialization of our products.  There are no assurances that we will be able to establish or maintain collaborations that are important to our business on favorable terms, or at all.

A number of risks arise from our dependence on collaborative agreements with third parties.  Product development and commercialization efforts could be adversely affected if any collaborative partner:

•   terminates or suspends its agreement with us;

•   causes delays;

•   fails to timely develop or manufacture in adequate quantities a substance needed in order to conduct clinical trials;

•   fails to adequately perform clinical trials;

•   determines not to develop, manufacture or commercialize a product to which it has rights; or

•   otherwise fails to meet its contractual obligations.

Our collaborative partners could pursue other technologies or develop alternative products that could compete with the products we are developing.

The Profitability of Our Products Depends in Part on Our Ability to Protect Proprietary Rights and Operate Without Infringing the Proprietary Rights of Others

The profitability of our products depends in part on our ability to obtain and maintain patents and licenses and preserve trade secrets, and the period during which our intellectual property remains exclusive.  We must also operate without infringing the proprietary rights of third parties and without third parties circumventing our rights.  The patent positions of pharmaceutical enterprises, including ours, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved.  For example, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the U.S. Patent and Trademark Office or enforced by the U.S. federal courts.  In addition, the scope of the originally claimed subject matter in a patent application can be significantly reduced before a patent is issued.  The patent situation outside the U.S. is even more uncertain, is currently undergoing review and revision in many countries, and may not protect our intellectual property rights to the same extent as the laws of the U.S.  Because patent applications are maintained in secrecy in some cases, we cannot be certain that our licensors or we are the first creators of inventions described in our pending patent applications or patents or the first to file patent applications for such inventions.

Other companies may independently develop similar products and design around any patented products we develop.  We cannot assure you that:

•   any of our patent applications will result in the issuance of patents;

•   we will develop additional patentable products;

•   the patents we have been issued will provide us with any competitive advantages;

•   the patents of others will not impede our ability to do business; or

•   third parties will not be able to circumvent our patents.

A number of pharmaceutical, research and academic companies and institutions have developed technologies, filed patent applications or received patents on technologies that may relate to our business.  If these technologies, applications or patents conflict with ours, the scope of our current or future patents could be limited or our patent applications could be denied.  Our business may be adversely affected if competitors independently develop competing technologies, especially if we do not obtain, or obtain only narrow, patent protection.  If patents that cover our activities are issued to other companies, we may not be able to obtain licenses at a reasonable cost, or at all; develop our technology; or introduce, manufacture or sell the products we have planned.

Patent litigation is becoming widespread in the pharmaceutical industry.  Such litigation may affect our efforts to form collaborations, to conduct research or development, to conduct clinical testing or to manufacture or market any products under development.  There are no assurances that our patents would be held valid or enforceable by a court or that a competitor’s technology or product would be found to infringe our patents in the event of patent litigation.  Our business could be materially affected by an adverse outcome to such litigation.  Similarly, we may need to participate in interference proceedings declared by the U.S. Patent and Trademark Office or equivalent international authorities to determine priority of invention.  We could incur substantial costs and devote significant management resources to defend our patent position or to seek a declaration that another company’s patents are invalid.

Much of our know-how and technology may not be patentable, though it may constitute trade secrets.  There are no assurances that we will be able to meaningfully protect our trade secrets.  We cannot assure you that any of our existing confidentiality agreements with employees, consultants, advisors or collaborators will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.  Collaborators, advisors or consultants may dispute the ownership of proprietary rights to our technology, for example by asserting that they developed the technology independently.

We May Not Be Able to Get the Certification of Good Manufacturing Practices (GMP) for new products

GMP Certificate is the regulatory requirement for pharmaceutical companies to obtain to maintain their qualification of manufacturing. The GMP certification is instructed and supervised by government authority. The certificate will expire after five years from issuing and the pharmaceutical company shall have to apply for re-inspection and for extension of the certificate once re-inspection result is satisfactory.

We have to obtain the GMP Certificate to qualify our manufacturing. But since there is uncertainty of obtaining the certificate, if we fail to get it, we have to reallocate our production capacity. It may adversely affect our performance.

We May Encounter Difficulties in Manufacturing our Products

Before our products can be profitable, they must be produced in commercial quantities in a cost-effective manufacturing process that complies with regulatory requirements, including GMP, production and quality control regulations.  If we cannot arrange for or maintain commercial-scale manufacturing on acceptable terms, or if there are delays or difficulties in the manufacturing process, we may not be able to conduct clinical trials, obtain regulatory approval or meet demand for our products.  Production of our products could require raw materials which are scarce or which can be obtained only from a limited number of sources.  If we are unable to obtain adequate supplies of such raw materials, the development, regulatory approval and marketing of our products could be delayed.

We Could Need More Clinical Trials or Take More Time to Complete Our Clinical Trials Than We Have Planned

Clinical trials vary in design by factors including dosage, end points, length, and controls.  We may need to conduct a series of trials to demonstrate the safety and efficacy of our products.  The results of these trials may not demonstrate safety or efficacy sufficiently for regulatory authorities to approve our products.  Further, the actual schedules for our clinical trials could vary dramatically from the forecasted schedules due to factors including changes in trial design, conflicts with the schedules of participating clinicians and clinical institutions, and changes affecting product supplies for clinical trials.

We rely on collaborators, including academic institutions, governmental agencies and clinical research organizations, to conduct, supervise, monitor and design some or all aspects of clinical trials involving our products.  Since these trials depend on governmental participation and funding, we have less control over their timing and design than trials we sponsor.  Delays in or failure to commence or complete any planned clinical trials could delay the ultimate timelines for our product releases.  Such delays could reduce investors’ confidence in our ability to develop products, likely causing our share price to decrease.

We May Not Be Able to Obtain the Regulatory Approvals or Clearances That Are Necessary to Commercialize Our Products

The PRC and other countries impose significant statutory and regulatory obligations upon the manufacture and sale of pharmaceutical products.  Each regulatory authority typically has a lengthy approval process in which it examines pre-clinical and clinical data and the facilities in which the product is manufactured.  Regulatory submissions must meet complex criteria to demonstrate the safety and efficacy of the ultimate products.  Addressing these criteria requires considerable data collection, verification and analysis.  We may spend time and money preparing regulatory submissions or applications without assurances as to whether they will be approved on a timely basis or at all.

Our product candidates, some of whom are currently in the early stages of development, will require significant additional development and pre-clinical and clinical testing prior to their commercialization.  These steps and the process of obtaining required approvals and clearances can be costly and time-consuming.  If our potential products are not successfully developed, cannot be proven to be safe and effective through clinical trials, or do not receive applicable regulatory approvals and clearances, or if there are delays in the process:

  •

the commercialization of our products could be adversely affected;

  •

any competitive advantages of the products could be diminished; and

  •

revenues or collaborative milestones from the products could be reduced or delayed.

Governmental and regulatory authorities may approve a product candidate for fewer indications or narrower circumstances than requested or may condition approval on the performance of post-marketing studies for a product candidate.  Even if a product receives regulatory approval and clearance, it may later exhibit adverse side effects that limit or prevent its widespread use or that force us to withdraw the product from the market.

Any marketed product and its manufacturer will continue to be subject to strict regulation after approval.  Results of post-marketing programs may limit or expand the further marketing of products.  Unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market and possible civil actions.

In manufacturing our products we will be required to comply with applicable good manufacturing practices regulations, which include requirements relating to quality control and quality assurance, as well as the maintenance of records and documentation.  If we cannot comply with regulatory requirements, including applicable good manufacturing practice requirements, we may not be allowed to develop or market the product candidates.  If we or our manufacturers fail to comply with applicable regulatory requirements at any stage during the regulatory process, we may be subject to sanctions, including fines, product recalls or seizures, injunctions, refusal of regulatory agencies to review pending market approval applications or supplements to approve applications, total or partial suspension of production, civil penalties, withdrawals of previously approved marketing applications and criminal prosecution.

Competitors May Develop and Market Pharmaceutical Products That Are Less Expensive, More Effective or Safer, Making Our Products Obsolete or Uncompetitive

Some of our competitors and potential competitors have greater product development capabilities and financial, scientific, marketing and human resources than we do.  Technological competition from pharmaceutical companies is intense and is expected to increase.  Other companies have developed technologies that could be the basis for competitive products.  Some of these products have an entirely different approach or means of accomplishing the desired curative effect than products we are developing.  Alternative products may be developed that are more effective, work faster and are less costly than our products.  Competitors may succeed in developing products earlier than us, obtaining approvals and clearances for such products more rapidly than us, or developing products that are more effective than ours.  In addition, other forms of treatment may be competitive with our products.  Over time, our technology or products may become obsolete or uncompetitive.

Our Products May Not Gain Market Acceptance

Our products may not gain market acceptance in the medical community.  The degree of market acceptance of any product depends on a number of factors, including establishment and demonstration of clinical efficacy and safety, cost-effectiveness, clinical advantages over alternative products, and marketing and distribution support for the products.  Limited information regarding these factors is available in connection with our products or products that may compete with ours.

To directly market and distribute our pharmaceutical products, we or our collaborators require a marketing and sales force with appropriate technical expertise and supporting distribution capabilities.  We may not be able to further establish sales, marketing and distribution capabilities or enter into arrangements with third parties on acceptable terms.  If we or our partners cannot successfully market and sell our products, our ability to generate revenue will be limited.

Our Operations and the Use of Our Products Could Subject Us to Damages Relating to Injuries or Accidental Contamination

Our research and development processes may involve the controlled use of hazardous materials.  We are subject to federal, provincial and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products.  The risk of accidental contamination or injury from handling and disposing of such materials cannot be completely eliminated.  In the event of an accident involving hazardous materials, we could be held liable for resulting damages.  We are not insured with respect to this liability.  Such liability could exceed our resources.  In the future, we could incur significant costs to comply with environmental laws and regulations.

If We Were Successfully Sued for Product Liability, We Could Face Substantial Liabilities that May Exceed our Resources

We may be held liable if any product we develop causes injury or is found unsuitable during product testing, manufacturing, marketing, sale or use.  These risks are inherent in the development of pharmaceutical products.  We currently do not have product liability insurance.  We are not insured with respect to this liability.  If we choose to obtain product liability insurance but cannot obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims, the commercialization of products that we develop may be prevented or inhibited.  If we are sued for any injury caused by our products, our liability could exceed our total assets.

We Have Limited Business Insurance Coverage

The insurance industry in China is still at an early stage of development.  Insurance companies in China offer limited business insurance products.  We do not have any business liability or disruption insurance coverage for our operations in China.  Any business disruption, litigation or natural disaster may result in our incurring substantial costs and the diversion of our resources.

Our Success Depends On Attracting and Retaining Qualified Personnel

We depend on a core management and scientific team.  The loss of any of these individuals could prevent us from achieving our business objective of commercializing our product candidates.  Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing and government regulation.  We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.  If our recruitment and retention efforts are unsuccessful, our business operations could suffer.

Risks Related to Our Corporate Structure

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain.  If we are found to be in violation, we could be subject to sanctions.  In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business.  We may be considered a foreign person or foreign invested enterprise under PRC law.  As a result, we would be subject to PRC law limitations on foreign ownership of Chinese companies.  These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement involve substantial uncertainty.  New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance.  In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies.  We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our business.  We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations.  As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services.  Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

We may be adversely affected by complexity, uncertainties and changes in PRC regulation of pharmaceutical business and companies, including limitations on our ability to own key assets.

The PRC government regulates the pharmaceutical industry, including foreign ownership of, and the licensing and permit requirements pertaining to, companies in the pharmaceutical industry.  These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty.  As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations.  Issues, risks and uncertainties relating to PRC government regulation of the pharmaceutical industry include uncertainties relating to the regulation of the pharmaceutical business in China, including evolving licensing practices, which means that permits, licenses or operations at our company may be subject to challenge.  This may disrupt our business, or subject us to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effects on us.

Risks Related to Doing Business in China

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

Substantially all of our business operations are conducted in China.  Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China.  China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources.  While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China.  The PRC government has implemented various measures to encourage economic development and guide the allocation of resources.  Some of these measures benefit the overall PRC economy, but may also have a negative effect on us.  For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.  Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth.  Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

If PRC law were to phase out the preferential tax benefits currently being extended to foreign invested enterprises, we would have to pay more taxes, which could have a material and adverse effect on our financial condition and results of operations.

Under PRC laws and regulations, Aida enjoys preferential tax benefits as a foreign invested enterprise.  If the PRC law were to phase out preferential tax benefits currently granted to Aida, we would be subject to the standard statutory tax rate, which currently is 33%.  Loss of this preferential tax treatment could have a material and adverse effect on our financial condition and results of operations.

Hangzhou AiDa is subject to restrictions on making payments to us.

We are a holding company incorporated in the State of Nevada, United States of America  and do not have any assets or conduct any business operations other than our investments in our affiliated entities in China.  As a result of our holding company structure, we rely entirely on payments from Hangzhou Aida.  The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China.  We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency.  See “—Government control of currency conversion may affect the value of your investment.”  Furthermore, if our affiliated entities in China incur debt on their own in the future, the instruments governing the debt may restrict their ability to make payments.  If we are unable to receive all of the revenues from our operations through these dividend arrangements, we may be unable to pay dividends on our common stock.

Uncertainties with respect to the PRC legal system could adversely affect us.

We conduct our business primarily through our affiliated Chinese entities, including principally Aida.  Our operations in China are governed by PRC laws and regulations.  We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises.  The PRC legal system is based on written statutes.  Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China.  However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China.  In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties.  In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect.  As a result, we may not be aware of our violation of these policies and rules until some time after the violation.  In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us, our management or our named experts.

We conduct substantially all of our operations in China and substantially all of our assets are located in China.  In addition, all of our senior executive officers reside within China.  As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws.  Moreover, we have been advised that the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China.  We receive substantially all of our revenues in RMB.  Under our current structure, our income is primarily derived from payments from Aida.  Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and our affiliated entity to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations.  Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements.  However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.  The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions.  If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions.  Our revenues and costs are mostly denominated in RMB, while some of our financial assets are denominated in U.S. dollars. We rely entirely on fees paid to us by our affiliated entity in China.  Any significant fluctuation in value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in U.S. dollars.  For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes.  An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into RMB, as RMB is our functional currency.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of SARS or another epidemic or outbreak. China reported a number of cases of SARS in April 2004.  Any prolonged recurrence of SARS or other adverse public health developments in China may have a material adverse effect on our business operations.  For instance, health or other government regulations adopted in response may require temporary closure of our production facilities or of our offices.  Such closures would severely disrupt our business operations and adversely affect our results of operations.  We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.

Risks Related to an Investment in Our Securities

To Date, We Have Not Paid Any Cash Dividends and No Cash Dividends Will be Paid in the Foreseeable Future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends.  Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends.  We intend to retain all earnings for the company’s operations.

The Application of the “Penny Stock” Rules Could Adversely Affect the Market Price of Our Common Stock and Increase Your Transaction Costs to Sell Those Shares.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the “penny stock” rules.  The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market.  The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks.  These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Our Common Shares are Thinly Traded and, You May be Unable to Sell at or Near Ask Prices or at All if You Need to Sell Your Shares to Raise Money or Otherwise Desire to Liquidate Your Shares.

The Company cannot predict the extent to which an active public market for its common stock will develop or be sustained.  However, the Company does not rule out the possibility of applying for listing on the Nasdaq National Market or other exchanges.

Our common shares have been sporadically or “thinly-traded” on the “Over-the-Counter Bulletin Board” since only September 28, 2005, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of current revenues that could lead to wide fluctuations in our share price.  The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market.  You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  The volatility in our share price is attributable to a number of factors.  First, as noted above, our common shares are sporadically and/or thinly traded.  As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.  Secondly, we are a speculative or “risky” investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for our current and potential products.  As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; additions or departures of our key personnel; as well as other items discussed under this “Risk Factors” section, as well as elsewhere in this Current Report.  Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.  However, the Company does not rule out the possibility of applying for listing on the Nasdaq National Market or other exchanges.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.  The occurrence of these patterns or practices could increase the volatility of our share price.

Volatility in Our Common Share Price May Subject Us to Securities Litigation.

The limited market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may, in the future, be the target of similar litigation.  Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Our corporate actions are substantially controlled by our principal shareholders.

Our principal shareholders own the majority of our outstanding common stock.  These shareholders, acting individually or as a group, exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions.  In addition, because of the percentage of ownership and voting concentration in these principal shareholders, elections of our board of directors will generally be within the control of these shareholders.  While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders.  As such, it would be difficult for shareholders to propose and have approved proposals not supported by management.  There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all shareholders of the company.

The Elimination of Monetary Liability Against our Directors, Officers and Employees under Nevada law and the Existence of Indemnification Rights to our Directors, Officers and Employees may Result in Substantial Expenditures by our Company and may Discourage Lawsuits Against our Directors, Officers and Employees.

Our articles of incorporation do not contain any specific provisions that eliminate the liability of our directors for monetary damages to our company and shareholders; however, we intend to give such indemnification to our directors and officers to the extent provided by Nevada law.  We may also have contractual indemnification obligations under our employment agreements with our officers.  The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.  These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Legislative Actions, Higher Insurance Costs and Potential New Accounting Pronouncements may Impact our Future Financial Position and Results of Operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations.  The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs and expenses.  In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies, which we may seek to purchase.  Further, there could be changes in certain accounting rules.  These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

•   actual or anticipated fluctuations in our quarterly operating results;

•   changes in financial estimates by securities research analysts;

•   conditions in the pharmaceutical market;

•   changes in the economic performance or market valuations of other pharmaceutical companies;

•   announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•   addition or departure of key personnel;

•   fluctuations of exchange rates between RMB and the U.S. dollar;

•   intellectual property litigation;

•   general economic or political conditions in China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our stock.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders.

We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs for the near future.  We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility.  The sale of additional equity securities could result in additional dilution to our shareholders.  The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.  We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws.  The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting.  In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting.  Our management may conclude that our internal controls over our financial reporting are not effective.  Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.  Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.  Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud.  As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock.  Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Market Risks

China has established a pharmaceutical industry structure and has become one of the largest pharmaceutical-producing countries in the world.  The Chinese pharmaceutical industry has increased in value with an annual average growth rate of 16.72% over the last few decades.  However, the industry is still small-scale, with a scattered geographical layout, duplicated production processes, and generally outdated manufacturing technology and management structures.  The Chinese pharmaceutical industry also has a lower market concentration and weak international trading competitiveness, coupled with a lack of patented pharmaceuticals developed in-house.  As China  has been admitted as a member to the World Trade Organization (WTO), it will need to familiarize itself with the rules and regulation of the WTO as to integrate more completely into the global economy.

This international competition will place an intense pressure on the Chinese pharmaceutical industry, and further open the door to a lucrative market for non-Chinese companies, especially for pharmaceutical producers and manufacturers.  Accession to the WTO will bind China by fundamental WTO principles, such as improved transparency and the strengthening of commercial legal procedures.  China’s WTO commitments include the tightening of rules on intellectual property, tariff concessions, and market access of non-Chinese service suppliers engaging in the distribution of pharmaceuticals.  All such moves will create additional business opportunities for non-Chinese pharmaceutical companies in China, and in turn, place an intense pressure on the Chinese pharmaceutical industry.

1.

Domestic Market Risk

Aida has a nationwide sales force network focused strongly on regional wholesalers, hospitals and doctors.  However, the Company recognizes that there are many domestic companies competing in the same market.  It further recognizes that there will be competing new products to be marketed by others, even though the Company presently enjoys a monopoly on etimicin sulfate marketed under the trademark “Aida.” etc.

Aida has enacted the following counter measures to mitigate the domestic market risk:

(i)

Strive to improve product quality and lower cost continuously as the goal to satisfy users’ requirements; and

(ii)

Strive to expand market share by cultivating and developing the market for the Company’s products.  Recognizing that a strong sales force is one of the major factors for a successful pharmaceutical company, Aida has set a solid foundation for expanding as well as strengthening its nationwide sales network, thus ensuring the Company’s product would reach users nationwide and increasing market share swiftly.

2.

International Market Risk

As a member of the WTO, China is required to lower, and eventually eliminate, import tariffs and to open its market to imported drugs.  To a certain degree, this would impact Aida negatively.  International pharmaceutical corporations, armed with advanced technologies and financial wherewithal, could potentially overwhelm the domestic companies.  As such, it would render the marketing of the similar drugs made by the domestic pharmaceutical companies much more difficult as well as increase the likelihood of disputes on intellectual property rights.  This would limit the development and production of similar drugs by the domestic companies.

Some of the drugs manufactured by Aida require certain know-how and technology, such as etimicin sulfate powder for injection and is protected by patent, which should be able to compete in the international market.  Most of the Company’s other products have the advantages of lower cost, lower price and established clientele as compared to imported drugs for similar applications.  Aida firmly believes that it can compete with the international corporations as long as the Company is well managed.  Furthermore, Aida is seeking to expand its global market by applying for FDA and COS approvals of some of its drugs that have the potential to compete internationally.

3.

Product Life Cycle Risk

As technologies for new drugs are discovered almost daily, the life cycle of existing drugs is shortened accordingly.  Although its products are not yet in the matured period of the life cycle, Aida has to prepare for the risk of the appearance of new drugs on the market that would shorten our drugs’ respective life cycles.

To mitigate such risk, Aida has devised the following measures:

(i)

Continuing to stress as well as strengthen the R&D of new drugs and technology;

(ii)

Acquiring and/or licensing of new technologies wherever possible; and

(iii)

Tracking of the development of new drugs and technologies worldwide.  Aida’s budget to acquire reputable research centers has been increasing over the years with a view of enhancing its existing R&D capabilities; consequently, a number of new drugs were developed.

Management is of the opinion that acquisition of existing reputable R&D centers will be a more cost effective method for augmenting R&D capability.

Operating Risks

1.

Sales Risk

Since Aida sells its products mainly to the domestic market at present, this presents the following risks:

(a)

The domestic market is generally un-orderly, without basic ground rules, and protected by regionalism.  This increases the amount of difficulties in expanding the market;

(b)

The sales team is constantly upgrading its technical knowledge in order to market Aida’s new drugs effectively.

Aida seeks to counter the irregularities in market competition by providing superior quality products and effective after-sale services to gain the trust of customers.  The Company will continue to expand its sales network to increase its domestic market share.  Concurrently, Aida plans to explore and develop the export market by different and proper means, increasing its revenue from the global market, hence decreasing the risk associated with domestic sales.

Aida has instituted a strict system for training sales personnel as well as employing well-qualified product managers and salesmen as a means to strengthening the sales team.

2.

Safety and Health Risk

Many chemicals used in the drug manufacturing process may cause fire, explosion, and poisoning, affecting the normality of operation as well as the well being of Aida’s employees.

The Company observes the regulations for drug manufacturing management thoroughly and vigorously and has established a safety department to enforce the safety rules.  Aida also trains employees to observe and practice these rules, thus minimizing the safety and health risks to the operations and the employees.

Technology Risks

1.

Security Risk

Among the products manufactured, many processing technologies are proprietary.  Any loss of such proprietary secrets will impact Aida gravely.  Thus, the Company pays extremely close attention to protect its proprietary technologies.

In accordance with the New Drugs Protection and Technology Transfer Regulation promulgated by State Food and Drug Administration on April 22, 1999, the intellectual property rights of a new drug will be protected upon the issuance of the new drug certificate by State Food and Drug Administration.  The protection period for various new drug categories is as follows:

•

12 years for Category-A;

•

8 years for Category-B and -C; and

•

6 years for Category-4 and -5.

During the protection period, no one shall copy or imitate the new drug, nor shall State Food and Drug Administration accept application, without the prior approval of the owner of the original new drug certificate.

One of the major products produced by Aida, etimicin sulfate powder for injection, is a Category-A new drug having a 12-year protection period, with 8 more years of protection under regulation.  The Company will adopt all the necessary measures to secure and guard the technology for making etimicin sulfate powder for injection as well as other new drugs under development.

2.

New Product Development Risk

Continuing to develop new drugs is the main reason that Aida is one of the leading innovators in pharmaceutical technologies in China.  However, the development of any new drug is an undertaking of high risk for the Company, as it requires significant investment in both time and money.  According to the regulation governing new drug approvals, once a pharmaceutical company or a research institute applies for the approval of clinical tests of a certain new drug, the approving authority will not accept any other applications.  Thus, the Company is at risk with the new drugs under development that have yet to apply for the regulatory agency’s approval.

To alleviate such risk, Aida will closely monitor the R&D projects and ideas worldwide and adjust its own development efforts accordingly.  Also, the Company will increase its cooperation with domestic research institutes to facilitating the commercialization of new drugs developed as a measure to mitigate the risk.

D.

Government Policy Risks

1.

Administrative Policy for the Industry

The pharmaceutical and the healthcare delivery industries are regulated by the government.  Since 1999, the central government has enacted a number of policies and regulations for the administration of the pharmaceuticals, including independent audit, independent management, and uniformity of GMP certification.  All of these policies and regulations greatly impact the markets and their developments.  The most clearly impacted areas are as follows:

(a)

The government has enacted a price control policy toward certain drugs.  This includes Aida’s etimicin sulfate powder for injection, according to the most recent regulations issued by the State Planning Committee.  As such, the Company’s profitability would be impacted negatively if the manufacturing cost of the product increases and the price cannot be adjusted accordingly. Etimicin has finished the price adjustment in the past year with a small percentage at 5%. With a view that the Chinese government has reiterated that the intellectual property of those patented drugs shall be protected, we don’t expect the price will go down sharply in the future.

(b)

The distribution channel of generic drugs market has changed as a result of the establishment of the medical insurance system.  Consequently, patients increasingly fill prescriptions from pharmacies outside of hospitals.

  The Company believes that even selling price of its etimicin sulfate may decrease slowly to some extent in the next 3 years, while as the Company is the protected monopoly supplier and has planned to continue to improve the manufacturing process and lower costs, hence its profitability will not go down sharply. What’s more important, the patented drugs will not face great pressure from the government to lower their price.

Aida is keenly following the changing in the distribution channels and believes that the Company’s selling costs will not increase by fully deploying its nationwide sales network to the fullest extent.  In fact, the changes in distribution channels should facilitate the Company’s sales.

2.

Environmental Protection Risk

Aida generates many effluents, such as wastewater, emissions, solid waste and other wastes, from various manufacturing processes.  Their proper treatment in accordance with existing regulations is of paramount importance.  Otherwise, the Company would face severe citations as well as hefty fines.  Aida has obtained ISO14000 certification.

E.

Financial Risks

1.

Accounts Receivable Risk

As competition increases, the timely collection of accounts receivable becomes more important.  Historically, Aida has had fairly good track record of collecting accounts receivable.  Nevertheless, the Company will institute a receivables reviewing system in accordance with the requirement set forth by the U.S. GAAP providing reserves for delinquent accounts in order to reflect the true operating condition of the Company.

2.

Losing Financial Control Risk

Aida’s management strongly believes that an effective control of the Company’s finances is of utmost important policy and has instituted a system for internal controls.

3.

Investment Risk

Aida has set forth a clear and definitive plan for expanding production capacity and R&D.  Some of the planned products may face competition from other pharmaceutical companies in China.  The Company’s profitability would be greatly affected if the market for the new drugs under development deviated substantially from expectations.  Additionally, the expected financial return would decrease if the new drugs could not be developed in the time frame as planned.

The following measures are taken by Aida in order to alleviate such risks:

The planned new drugs being developed by Aida generally have good market potential. Additionally, the Company will continuously improve product quality and lower manufacturing cost as well as to expand the market for increasing profit margin, hence the financial returns. Aida will continually review each project’s implementation/development schedule and adjust accordingly, so that an early return on investment can be realized.

F.

Management Risks

1.

Management System Risk

Aida has instituted systems for managing personnel, finances and operations.  However, effective cooperation and coordination are required among the departments for the success of the Company.  Aida will adopt U.S. management systems for corporate governance as a means to continue building a well-run company.  However, there would be certain limitations to the organization structure and management system adopted by the Company which may adversely impact the Company’s long-term development, as the market, competition and the environment are forever changing, thus posing a certain risk to the Company.

To mitigate such risk, Aida will adopt the following measure: Aida will constantly review and adjust its organization structure and management system accordingly as the most effective means to achieve the Company’s goal.  Aida will strive to perfect its organization and management system by learning from pharmaceutical companies overseas.

2.

Shortage of Qualified Personnel Risk

The globalization of Aida will require a number of well-qualified R&D, legal, finance, and operational personnel with experience in international businesses.  Presently, the Company lacks such talents and is not sure that it can staff such employees to the fullest.  This may cause a certain risk to the Company.

It is the Company’s basic policy to cultivate and to employ qualified people as evidenced by the present strong senior management team.  Presently, Aida is prepared to strengthen the cultivation and seeking qualified personnel as well as to employ persons with international experience as members of the Board of Directors, including internationally renowned experts in the industry, experienced international management and finance personnel and U.S. trained lawyers with background in the securities industry.

Item 2.

Description of Property.

The Company’s headquarters are currently located in approximately 17,330 square meters of office space at 31 Dingjiang Road, Jianggan District, Hangzhou, China.

Existing Production Facilities

Currently, we own 3 plants and have obtained a prepaid land use right to acquire a long-term interest to utilize the land underlying the plants.  Our production facilities are described as follows:

1.

Hangzhou Aida Pharmaceutical Co., Ltd.  Constructed according to national Good Manufacturing Practice (“GMP”) standards, this plant occupies an area of approximately 17,330 square meters and has an annual production capacity of approximately 15 million powder doses, 150 million capsules and 200 million tablets.

2.

Changzhou Fangyuan Pharmaceutical Co., Ltd.  Constructed according to national Good Manufacturing Practice (“GMP”) standards, this plant occupies an area of approximately 80,000 square meters and has an annual production capacity of approximately 7.5 million liquid doses and 3200 kilograms of Etimicin base.

3.

Hainan Aike Pharmaceutical Co., Ltd. Constructed according to national Good Manufacturing Practice (“GMP”) standards, this plant occupies an area of approximately 3,900 square meters and has an annual production capacity of approximately 12 million bottles of transfusion preparations.

We believe that the general physical condition of our plants and production facilities can completely satisfy our current production needs in terms of quantity and production quality.

Item 3.

Legal Proceedings.

In December of 2005, the Company filed a legal action against Hainan Haomai Pharmaceutical Co., Ltd for its infringement upon the patent of Etimicin transfusion. As the plaintiff, the Company has claimed compensation of approximately USD60,000 for the infringement. The judgment is expected to come in the near future.

Item 4.

Submission of Matters to a Vote of Security Holders.

Subsequent to December 31, 2005, the Company amended its Articles of Incorporation to change the name of the Company to Aida Pharmaceuticals, Inc.   The amended articles were filed with the State of Nevada on February 24, 2006 and the name change became effective today, March 6, 2006.  The action was approved by written consent of the shareholders and directors of the Company on January 9, 2006.   An Information Statement describing the name change was filed with the Securities and Exchange Commission and mailed to all shareholders of record on January 19, 2006.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

Our common stock is listed on the Over the Counter Bulletin Board under the symbol AIDA.  At December 31, 2005, the Company had 41 shareholders owning 25,000,000 shares of our issued and outstanding common stock.  There was no trading market for our common stock before September 26, 2005, at which time initial trading commenced under the symbol BASG.OB.

	CLOSING BID		CLOSING ASK
2005	High	Low	High	Low

September 14 through September 30	None	None	None	None
(First available)

October 3 through November 29	0.35	0.15	0.45	0.23

November 30 through December 30	1.30	.51	1.90	1.30

The above quotations as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

AIDA has not paid any dividends since its inception, and it is not likely that any dividends on its common stock will be declared at any time in the foreseeable future.  Any dividends will be subject to the discretion of Aida’s Board of Directors, and will depend upon, among other things, the operating and financial condition of AIDA, its capital requirements and general business conditions.  Our ability to pay dividends is also subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.  There can be no assurance that any dividends on AIDA common stock will be paid in the future.

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "AIDA believes," "management believes" and similar languages. The forward-looking statements are based on the current expectations of AIDA and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on this report. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

Investors are also advised to refer to the information in our filings with the Securities and Exchange Commission, especially on Forms 10-KSB, 10-QSB and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104. All of the following criteria must exist in order for us to recognize revenue:

1. Persuasive evidence of an arrangement exists;

2. Delivery has occurred or services have been rendered;

3. The seller's price to the buyer is fixed or determinable; and

4. Collectibility is reasonably assured.

For fixed-priced refundable contracts, the Company recognizes revenue on a completion basis. Progress payments received/receivables are recognized as revenue only if the specified criteria is achieved, accepted by the customer, confirmed not refundable and continued performance of future research and development services related to the criteria are not required.

We have identified one policy area as critical to the understanding of our consolidated financial statements. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. With respect to net realizable value of the Company's accounts receivable, Long-lived assets and inventories, significant estimation judgments are made and actual results could differ materially from these estimates.

For the year ended December 31, 2005, management of the Company provided a reserve on its accounts receivable to reflect management’s expectation on the collectibility of aged accounts receivable. Management’s estimation of the reserve on accounts receivable at December 31, 2005 was based on the current facts that there are aged accounts receivable. Management has assessed the customers’ ability to continue to pay the outstanding invoices timely, and whether their financial position will deteriorate significantly in the future which would result in their inability to pay their debts to the Company. At December 31, 2005, the Company provided a $386,688 reserve for doubtful accounts pertaining to Fangyuan and Aike. The reserve for doubtful accounts for December 31, 2004 amounted to $130,610 and pertained to Hangzhou Aida only.

At December 31, 2005, the Company had made no impairments for Long-lived assets. Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company also periodically evaluates the amortization periods of its depreciable assets to determine whether subsequent events and circumstances warrant revised estimates of the useful lives.

Management's estimation whether a provision is needed is based on management’s analysis of the current facts of whether potential impairments on the current carrying value of the inventories due to potential obsolescence exist as a result of aged inventories. In making their judgments, management made their estimations of the potential impairments based on the demand for their products in the future and the trends of turnover of the inventories. The Company made an allowance of nil and $200,017 against inventories at December 31, 2005 and 2004, respectively.

While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from such current estimates, if the financial position of its customers deteriorates, if there is a significant reduction in the carrying value of its Long-lived assets, or if, customer demand for its products decreases significantly in the near future, the Company could realize significant write downs for uncollectible accounts receivable, impairment of Long-lived assets or slow moving inventories.

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2005 AS COMPARED TO YEAR ENDED DECEMBER 31, 2004

The following table sets forth selected statements of income data as a percentage of revenues for the years indicated.

	Year Ended December 31, 2005	Year Ended December 31, 2004

Revenues	100.00%	100.00%
Cost of goods sold	(33.98)%	(29.55)%
Gross margin	66.02%	70.45%
Research and development	(0.16)%	(1.68)%
Selling and distribution	(41.10)%	(37.74)%
General and administrative	(16.12)%	(12.78)%
Other income (expense)	(2.49)%	(2.05)%
Income taxes	(0.59)%	(0.97)%
Minority interests	(0.34)%	(5.36)%
Gain from discontinued operation	0.76%	0.57%
Net income	5.99%	10.45%

Revenues, Cost of Goods Sold and Gross Profit

Revenues for the year ended December 31, 2005 were $24,527,379 an increase of $8,882,210 from $15,645,169 for the year ended December 31, 2004. Compared to the year of 2004, the increase in sales revenues from our group of companies engaging in the production of different types of Etimicin for the year ended 2005 and 2004 were as follows:

	Year ended December 31,
Companies	2005	2004	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co. Ltd (“Hangzhou Aida”) specializes in the production of Etimicin powder	$11,702,930	$9,297,966	$2,404,964

Hainan Aike pharmaceutical Co. Ltd (“Aike”) specializes in the production of Etimicin transfusion	10,195,250	6,196,758	3,998,492

Hangzhou Boda Medical Research and Development Co., (“Boda”)	25,081	150,445	(125,364)

Changzhou Fangyuan Pharmaceutical Ltd. (“Fangyuan”) specializes in the production of Etimicin injection	2,604,118	-	2,604,118

TOTAL	$24,527,379	$15,645,169	$8,882,210

For the year ended December 31, 2005, the sales of Hangzhou Aida increased by $2,404,964 or 25.87% as compared to the year of 2004. Despite the fact that the sales of Hangzhou Aida have remained strong in 2005, there is a slight reduction in the selling price of the Etimicin series by approximately 5%. The reduction has enabled the products of Hangzhou Aida to be more competitive than other major antibiotics in the PRC, which resulted in approximately 25.87% increase in sales volume in aggregation. The increase in sales can also be explained by the fact that Etimicin has been listed in the National Essential Drugs List, which serve as a guideline for more provinces. Accordingly, the provinces have added Etimicin on their local drug list and this has a positive impact on the sales of the Hangzhou Aida.

The sales revenue from Aike increased to $10,195,250 in the year 2005 from $6,196,758 from the year 2004, representing an increase of 64.53%. The increase in sales in 2005 is the result of the intense marketing and promotion programs of a new Etimicin transfusion product, “AIYI” which was put into the market in 2004.

For the year ended December 31, 2005, the Company has experienced a further increase in sales of $2,604,118 from the acquisition on Fangyuan on February 1, 2005.  Fangyuan specializes in the production of liquid Etimicin for injection. With the acquisition, the Group is capable of producing a full series of Etimicin, namely, powder, transfusion and liquid.

The cost of goods sold for the year ended December 31, 2005 were $8,333,619 an increase of $3,711,089 from $4,622,530 for the year 2004. The increase in cost of goods sold can be analyzed as follows:

	Year ended December 31,
Companies	2005	2004	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co. Ltd (“Hangzhou Aida”) specializes in the production of Etimicin powder	$3,254,748	$2,409,992	$844,756

Hainan Aike pharmaceutical Co. Ltd (“Aike”) specializes in the production of Etimicin transfusion	2,785,958	2,212,538	573,420

Hangzhou Boda Medical Research and Development Co., (“Boda”)	10,470	-	10,470

Changzhou Fangyuan Pharmaceutical Ltd. (“Fangyuan”) specializes in the production of Etimicin injection	2,282,443	-	2,282,443

TOTAL	$8,333,619	$4,622,530	$3,711,089

The cost of goods sold of Hangzhou Aida increased by 35.05% for the year 2005 from $2,409,992 to $3,254,748. The increase in the cost of goods sold can mainly be accounted for by an increase in sales volume of Aida by 25.87% and a general increase in the cost of raw materials.

Despite the increase in sales of 64.53%, the cost of goods sold of Aike increased only by 25.92% for the year 2005 compared to the year 2004.  The increase can partially be explained by the increase in sales. Moreover intensive advertising and promotion campaigns have been carried out for Aike’s new Etimicin transfusion product, “AiYi” after it was first launched to the market in 2004. “AiYi” is an advance antibiotic with a relatively higher gross margin than the others. This accounted for the fact that the increase in cost of goods sold did not keep pace with the increase in sales. Sales of “AiYi” accounted for approximately $3,932,770 in 2005 or 38.6% of the total revenue of Aike.

The increase in the cost of goods sold as a result of the increase in sales both in Aida and Aike has partially been offset by the effect of the acquisition of Fangyuan in February 2005. Fangyuan is the sole supplier of Etimicin raw material of the Group, and the acquisition has enabled the Group to enjoy the benefit of vertical integration and economies of scale and therefore lead to a lower cost of goods sold. In addition, the steady supply of raw materials for the production of Etimicin products had been safeguarded.

Despite the increase in total sales revenue of 56.77%, the cost of goods sold increased by 80.28% in the year 2005 compared to the year 2004. The Company has suffered a slight decrease in the gross profit margin.

Compared to the year 2004, the percentage gross profit margin for our Company decreased from 70.45% to 66.02% in the year of 2005. The decrease in gross profit margin percentage was mainly attributable to the increase in the cost of raw materials and a slight reduction in the sale price of Aida’s product by approximately 5%. However, the effect of which has partially been offset by the acquisition of Fangyuan enabling the Company to enjoy lower cost of sales.

Research and Developments

Research and development decreased to $38,625 for the year 2005 from $263,081 for the year 2004. The research and development costs incurred in 2004 represented cost incurred for toxicological tests for the Etimicin product with a view of improving the quality of the drugs. No such cost was incurred in 2005.

Selling and Distribution

Selling and distribution expenses increased from $5,903,916 for the year ended December 31, 2004 to $10,081,651 for the year 2005, or a 70.76% increase. Compared to the year 2004, our increase was due to the following:

	Year ended December 31,
Breakdown of Expenses	2005	2004	Increase/ (Decrease)

Traveling expenses	$4,436,680	1,724,345	$2,712,335
Sale commissions	551,985	-	551,985
Office expenses	1,510,658	1,206,021	304,637
Payroll	555,339	414,605	140,734
Conference fees	930,505	786,665	143,840
Rent	96,190	233,609	(137,419)
Promotion fees	1,007,267	873,427	133,840
Consultancy fees	-	269,313	(269,313)
Entertainment	546,727	87,595	459,132
Other expenses	446,300	308,336	137,964

TOTAL	$10,081,651	$5,903,916	$4,177,735

For the year ended December 31, 2005 traveling expenses and office expenses increased by $2,712,335 and $304,637 as compared with the year ended December 31, 2004. The increase can mainly be explained by the increase in sales of 56.77%. To meet the increasing demands in diversified regions in the PRC, the Company set up dozens of new offices late 2004 as well as early 2005, which resulted in the increasing traveling costs. Currently management of the Company is consolidating and restructuring the sales forces of various subsidiaries with a view of minimizing the selling and distribution expenses in the coming years. Moreover, the restructuring of Fangyuan had been completed and management is confident that the sales and distribution expenses will fall within a reasonable range in the years to come.

One of the Company’s subsidiaries, Fangyuan has introduced a new sales commission structure during 2005 with a view of expanding the market share of the Company’s product. This accounted for the increase in sales commissions of $551,985.

The payroll expenses increased from $414,605 for the year ended December 31, 2004 to $555,339 for the year 2005. The increase can be accounted for largely by the increase of sales staff upon the completion of the acquisition of Fangyuan in February 2005.

The conference fee represented expenses incurred in holding conferences in various places and its related outlays for the customers or sales representatives of the Company. The conference fee increased from $786,665 for the year ended December 31, 2004 to $930,505 for the year 2005. The increase was due to the increased number of conferences held for the promotion of the Company’s products.

Promotion fees mainly represented advertising expenses for the Company’s product. The increase of promotion fees of $133,840 can be explained by the increase in sales. Management has implemented a more intensive advertising campaign to increase the market share of the Company’s products.

Consultancy fees of $269,313 in 2004 represented fees paid to consultants for the implementation of the ISO 14000 Qualification Program and the Sanitary Production Program. As all of these programs had been completed in 2004, no such expenses were incurred for the year 2005.

Entertainment increased from $87,595 from 2004 to $546,727 for 2005.  The increase was attributable to the increase in sale. The sales forces of the Company had paid more frequent visits to the customers with a view of improving the customers’ relationship and subsequent increase in sales.

General and Administrative

General and administrative expenses increased from $1,999,763 in for the year ended December 31, 2004 to $3,953,481 in the year 2005, representing a 97.70% increase. The details of general and administrative expenses for the years ended 2005 and 2004 were as follows:

	Year Ended December 31,
Breakdown of Expenses	2005	2004	Increase/ (Decrease)
Payroll expenses	$642,435	$212,143	$430,292
Provision for obsolete inventories	-	200,017	(200,017)
Traveling expenses	345,231	153,389	191,842
Bad debts	709,690	116,380	593,310
Staff welfare expenses	399,536	273,051	126,485
Depreciation	197,559	131,833	65,726
Office expenses	213,106	85,566	127,540
Entertainment	195,526	68,369	127,157
Professional fees	334,685	183,250	151,435
Amortization of intangible assets and land use right	293,399	86,885	206,514
Other expenses	622,314	488,880	133,434

TOTAL	$3,953,481	$1,999,763	$1,953,718

During the year 2005, the Company incurred $642,435 in payroll expenses and $399,536 in staff welfare expenses as compared to $212,143 and $273,051 for the year 2004. This increase resulted from an increase in the total number of employees as a result of the acquisition of Fangyuan in February 2005. Moreover management has reasonably increased the spending on staff welfare aiming to raise the staff welfare to a competitive market level. All other expenses increased in line with the increase in sales and the acquisition of Fangyuan.

The Company has provided $200,017 for obsolete inventories for the year ended December 31, 2004 and no such provision was required in the year 2005.

The bad debt expenses increased from $116,380 for the year ended December 31, 2004 to $709,690 for the year 2005. Tighter credit control procedures have been exercised over those overdue accounts receivable especially those of the newly acquired subsidiary, Fangyuan. An allowance for doubtful accounts amounted to $347,220 had been provided in 2005 and other receivables and prepayments amounting to $362,470 had been written off in 2005.

Income From Discontinued Operation

On April 1, 2005, Aida entered into a disposition agreement with Zhejiang Guobang Veterinary Drug Co. Ltd., a company controlled by the director of the Company. Pursuant to the agreement Aida agreed to sell all of its interest in the branch in Shangyu, PRC to Zhejiang Guobang Veterinary Drug Co. Ltd. in consideration of $1,615,924 resulting in a gain of $26,068. Income from discontinued operation was  $161,341 and $89,088 for the years ended December 31, 2005 and 2004 respectively, and the gain from the disposition of the discontinued operation of $26,068 had been included in the consolidated statement of income in 2005.

Other Income (Expense)

Other income (expense) increased from $(321,127) for the year ended December 31, 2004 to $(611,555) for the year 2005 representing an increase of 90.44%. The other income (expenses) for the years ended December 31, 2005 and 2004 were as follows:

	Year Ended December 31,
Breakdown of other income/(expenses)	2005	2004	Increase/ (Decrease)

Interest expense, net	$(1,102,668)	$(481,019)	$(621,649)
Government grants	323,037	-	323,037
Forgiveness of debt	52,474	-	52,474
Gain from nonmonetary transaction	125,097	-	125,097
Other loss (income), net	(9,495)	159,892	(169,387)

TOTAL	$(611,555)	$(321,127)	$(290,428)

Interest expense for the year ended December 31, 2005 increased to $1,102,668 from $481,019 for the year 2004. The increase is due to the increase in bank borrowings as a result of more requirements for working capital with the development of the Company and the acquisition of Fangyuan.

Government grants of $323,037 for the year ended December 31, 2005 represented subsidies from the government and no such subsidies were reported in the year 2004.

Forgiveness of debt of $52,474 represented amount due to Sunshine Group (previous shareholders of Fangyuan) not claimed on the completion of the acquisition of Fangyuan.

Gain from nonmonetary transaction of $125,097 results from that the Company transferred equipment with an aggregate net book value of $514,133 for settling a liability to Sunshine Group of $639,230 resulting in a gain of $125,097.

Other income has decreased from $159,892 for the year ended December 31, 2004 to $(9,495) for the year 2005. The decrease is due to the fact that there was a tax refund in 2004.

Income Taxes

Income tax expense was $144,720 for the year ended December 31, 2005, as compared to $150,997 for the year 2004.

In accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%. As a Company registered in Hainan, PRC, Aike is entitled a beneficial corporate income tax rate of 15% in accordance with the relevant tax laws in the PRC.  Fangyuan enjoys a beneficial tax rate of 15% as it is registered in a national high-tech development zone. According to the relevant laws and regulations of PRC, the preferential tax rate of 15% is applied to companies established in the national high-tech development zone.

In accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. Since Hangzhou Aida Pharmaceutical Co., Ltd has been a foreign investment company since 2004, its first profitable year for income tax purposes as a foreign investment company was 2004, so we are still exempted from income tax expenses in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance increased by $319,400 to $3,129,450 as of December 31, 2005, as compared to $2,810,050 as of December 31, 2004. The increase was mainly attributable to a net income of $1,468,335 decrease in inventories of 1,789,527 an increase in accounts receivables and customer deposits by $2,714,437 and $868,087. The increase in cash flow was partially offset by increased cash out flow of investing activities of $4,779,965 for the year ended December 31, 2005.

Our cash flow from operations amounted to $6,120,649 in 2005 compared to $(2,521,628) in 2004. Our accounts receivable increased by $2,714,437 as a result of increase in sales revenues and expanded scale of operations. Tighter inventory control procedures had reduced the inventories by $1,789,527. Moreover, expansion in the scale of operations resulted in increases of other payables and accrued liabilities and customer deposits of $730,378 and $868,087 respectively.

Our cash flow used for investing activities amounted to $4,779,965 of which $936,707 was used for the purchase of a subsidiary, Fangyuan. The Company invested $1,644,682 and $1,840,464 in the restricted cash and notes receivable. A further sum of $700,314 was used for the purchase plant and machinery. The cash used in investing activities was partially offset by a cash inflow from proceed on the disposal of discontinued operation, Shangyu Branch, amounted to $1,581,755.

Our cash flow used for investing activities amounted to $4,879,484 of which $936,707 was used for the purchase of a subsidiary, Fangyuan. The Company invested $1,644,682 and $1,840,464 in the restricted cash and notes receivable. A further sum of $682,240 was used for the purchase plant and machinery. The cash used in investing activities was partially offset by a cash inflow from proceed on the disposal of discontinued operation, Shangyu Branch, amounted to $1,581,755.

The net cash used in financing activities amounted to $1,165,429. An amount of $3,487,421 was used for the repayment of amount due to related parties and $1,666,083 used in financing activities of discontinued operations. The cash used in financing activities was partially offset by increased short-term debts, notes payable and amount due from related parties of $1,081,277, $1,988,955 and $917,843 respectively.

At December 31, 2005, the Company had short-term borrowings of $21,450,710 of which $13,785,285 was short-term bank borrowings and the remaining $7,665,425 represented notes payable to unrelated parties. The interest for the short-term borrowings varied from 4.575% to 6.975% per annum whereas the notes payable to unrelated parties is interest free. The Company has outstanding commitment with respect to non-cancelable patent and land use right transfer amounting to $972,746 at December 31, 2005, which will fall due in 2006. The Company believes that the cash generated from normal operation will be sufficient to pay off its liabilities as the short-term borrowings and commitments fall due.

Working Capital

Our working capital decreased by $6,821,758 to a deficit of $(5,851,923) at December 31, 2005, as compared to $969,835 at December 31, 2004. The decrease in working capital at December 31, 2005 was mainly attributable to our increase in other payables and accrued liabilities and customer deposits by $730,378 and $868,087 respectively and decreases in inventories of $1,789,527.

The Company currently generates its cash flow through operations and the Company believes that its cash flow generated from operations will be sufficient to sustain operations for the next twelve months. Also, from time to time, the Company may require extra funding through financing activities and investments for expansion. Also, from time to time, the Company may come up with new expansion opportunities for which our management may consider seeking external funding and financing. However, as of December 31, 2005, the Company did not have any solid plan for additional capital through external funding and financing.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

Item 7.

Financial Statements.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

(a)

Previous independent accountants

(i)

On January 24, 2006, the Company terminated its engagement of Most & Company, LLP (“Mostco”), as the Company’s independent accountants, who were engaged on July 20, 2005, with the concurrent dismissal of Sherb & Company, LLP (“Sherb). Therefore, Mostco performed no audit services for the Company.

(ii)

As was set forth in the Company’s Current Report on Form 8-K/A dated July 20, 2005, Sherb’s audit reports on the Registrant’s financial statements as of and for the year ended December 31, 2004 and 2003 contained an opinion expressing substantial doubt as to the Registrant’s ability to continue as a going concern. Those audit reports contained no other adverse opinions, disclaimer of opinion or modification of the opinion. BAS Consulting’s Board of Directors participated in and approved the decision to change independent accountants.

(iii)

In connection with its reviews of the interim periods until the date of dismissal, there have been no disagreements Most & Company, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of Most & Company, LLP would have caused them to make reference thereto in their report on the financial statements.

(iv)

As was also set forth in the Company’s Current Report on Form 8-K dated July 20, 2005, during the Registrant’s two most recent fiscal years and through July 20, 2005, there were no disagreements with the Sherb on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of the Sherb, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv)(B) of Regulation S-B occurred within the Registrant’s two most recent fiscal years nor through July 20, 2005.

(v)

BAS Consulting has requested that Most & Company, LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements.  A copy of such letter is filed as an exhibit to our form 8-K/A reporting the event.

(b)

New Independent Accountants

On January 24, 2006, the board of directors voted to engage Weinberg & Company, P.A., to audit its consolidated financial statements for the year ended December 31, 2005. The Company has not consulted Weinberg & Company, P.A., during the two most recent fiscal years regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that was rendered on the company’s financial statements, and written reports and no oral advice was provided to BAS Consulting by concluding there was an important factor to be considered by the company in reaching a decision as to an accounting, auditing or financial issue.  In the past two years the company has not consulted Weinberg & Company, P.A., on any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

Item 8A. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information

There are no further disclosures. No information was required to be disclosed in a Form 8-K during the fourth quarter, 2005.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

In connection with the Share Exchange Transaction, effective December 8, 2005, B. Alva Schoomer resigned as our chief executive officer and chief financial officer and a director, and Stanley Priskie resigned as a director of the Company.

On December 8, 2005, the Board of Directors appointed Jiajun Qiu as our chief executive officer, Hui Lin as our chief financial officer, and Chuanwen Du as our secretary.  The Board of Directors also appointed Biao Jin, Qiong Zhang and Jiajun Qiu as directors.  On February 27, 2006, Jiajun Qiu resigned as chief executive officer and Biao Jin was appointed chief executive officer.

The following table summarizes our current executive officers and directors upon the closing of the Share Exchange Transaction:

Name	Age	Position
Biao Jin	58	Director, Chief Executive Officer
Jiajun Qiu	41	Director
Hui Lin	40	Chief Financial Officer
Chuanwen Du	29	Secretary
Qiong Zhang	39	Director

Biao Jin, Chairman of the board and chief executive officer. Mr. Jin obtained his college diploma degree from Pharmaceutical University of China in 1985.  Mr. Jin is well known in the Chinese pharmaceutical field, with more than 40 years of industry experience. Before joining Aida in 2003, Mr. Jin was a Chairman in Zhejiang Pharmaceutical Co. Ltd. since 1977.  Mr. Jin has been granted with special allowance from the Central Government for his expertise and experience.

Jiajun Qiu, Director. Mr. Qiu has almost 20 years of experience in the pharmaceutical industry. Mr. Qiu graduated from Pharmaceutical University of China in 1988, majored in Pharmaceutical. Mr. Qiu worked as a production supervisor and assistant plant manager in Xinchang Pharmaceutical Co. Ltd from 1994 to 2002. Mr. Qiu was the general manager of Xinchang Guobang Chemical Co. Ltd. from 2002 to 2004. Before being the director of Aida in 2004, Mr. Qiu was the chairman of Zhejiang Guobang Veterinary Drug Co. Limited (now named as Zhejiang Guobang Pharmaceuticals Co., Ltd.).

Hui Lin, Chief Financial Officer. Ms Lin has more than 20 years of experience in accounting and finance.  Ms Lin received her education in Zhejiang University.  Ms. Lin was an accountant at Xinchang Bearing Factory from 1982 to 1990, an accountant at Xinfeng Gas Equipment Co., Ltd. from 1990 to 1995, and a finance manager of Xinchang Pharmaceutical from 1995 to 1996. Ms Lin was the chief financial officer of Hangzhou Limin Pharmaceutical Factory from 1996 onward.

Chuanwen Du, Secretary.  Mr. Du graduated from Jiangxi University of Finance and Economics. Before joining Aida in 2005, Mr. Du was a financial manager in Jin Ou Group from 2000 to 2004 and was responsible for the finance and investment of the Company.

Qiong Zhang, Director.  Ms Zhang received her bachelor degree in law from Eastern China Politics and Law College in 1991, her master degree in economics from Eastern China Normal University, and an EMBA from the Sloan Program of Stanford University.  Ms. Zhang practiced securities law in China from 1991 to 1994.  Thereafter from 1995, she has been involved in consultancy work in Asia Business Consulting Co. Ltd. and is the chief executive officer of Asia Business Consulting Co., Ltd. since 2002.

Compliance with Section 16

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2005 all such filing requirements applicable to our officers and directors were complied with. The following reports were filed late by the following persons subsequent to the date of this report:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures To File a Required Form

Jiajun Qiu, Officer, Director and 10% shareholder	1	0	0

Chuanwen Du, Officer	1	0	0

Hui Lin, Officer	1	0	0

Jiajun Qiu, Officer, Director and 10% shareholder	1	0	0

Qiong Zhang, Director and 10% shareholder	1	0	0

Panasia Strategy Investment Co., Ltd., 10% shareholder	1	0	0

Union Zone Management Ltd., 10% shareholder	1	0	0

Item 10. Executive Compensation.

None of our former executive officers received any cash compensation for the fiscal years ended December 31, 2005, 2004 or 2003.  The following table summarizes all compensation received by our current chief executive officer and chief financial officer in fiscal year 2005.

SUMMARY COMPENSATION TABLE

					LONG TERM COMPENSATION
		ANNUAL COMPENSATION			AWARDS		PAYOUTS
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SAR	LTIP Payout ($)	All Other Compensation ($)
Biao Jin, CEO	2005	$168,794	0	0	0	0	0	0
Hui Lin, CFO	2005	$9,700	0	0	0	0	0	0
B. Alva Schoomer	2005	$0	0	0	0	0	0	0
Former CEO	2004	$0	0	0	0	0	0	0
and CFO	2003	$0	0	0	0	0	0	0

STOCK OPTION GRANTS AND EXERCISES

During the fiscal year ended December 31, 2005, we did not issue any options or stock appreciation rights to any officers, employees or directors.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

COMPENSATION OF DIRECTORS

During the fiscal year ended December 31, 2005, our directors did not receive any compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 27, 2006 with respect to the beneficial ownership of our outstanding shares of capital stock immediately following the Reverse Stock Split and the closing of the Share Exchange by (i) each person known by us who will beneficially own five percent (5%) or more of the outstanding shares; (ii) the officers and directors who will take office as of the effective date of the Share Exchange; and (iii) all the aforementioned officers and directors as a group.

Title of Class	Name and Address Of Beneficial Owners (1)	Amount and Nature Of Beneficial Ownership	Percent Of Class (2)

Common	Union Zone Management Ltd. (3) No. 31 Dingjiang Road Hangzhou, Zhejieng, PRC 310016	14,025,000	56.1

Common	Panasia Strategy Investment Co. Ltd. (4) 1306, 13/F, Carnival Commercial Building, 18 Java Road, North Point, Hong Kong	4,675,000	18.7

Common	Winsummit China Growing Holdings, Ltd. (5) 1306, 13/F, Carnival Commercial Building, 18 Java Road, North Point, Hong Kong	1,870,000	7.5

Common	Biao Jin, Chairman, Chief Executive Officer	0	0

Common	Xiaoyong Jin, Biao Jin’s son (3)	9,577,673	38.3

Common	Qiong Zhang, Director (4)(5)	2,805,000	11.2

Common	Jiajun Qiu, Director (3)	4,447,327	17.8

Common	Hui Lin, Chief Financial Officer	0	0

Common	Kwan Hung Lam (6)	1,355,750	5.4

Common	Jianping Wei (6)	1,262,250	5

Common	B. Alva Schoomer 5675B Baldwin Court Norcross, GA 30071	1,445,640	5.8

Common	All executive officers and directors as a group (4 persons)	7,252,327	29

(1)       Unless otherwise noted, the address for each of the named beneficial owners is: No. 31 Dingjiang Road, Hangzhou, Zhejieng, PRC 310016.

(2)       The percentage of outstanding shares of common stock is based upon 25,000,000 shares of common stock issued and outstanding as of March 27, 2006.

(3)

Union Zone Management Ltd. (“Union Zone”) is controlled by Xiaoyong Jin (68.29%) and Jiajun Qiu, our director and Chief Executive Officer (31.71%).  Accordingly, Mr. Xiaoyong Jin indirectly owns 9,577,673 shares through his 68.29% ownership of Union Zone since he is deemed to have and/or share the power to direct the voting and disposition of such shares. Mr. Qiu indirectly owns 4,447,327 shares through his 31.71% ownership of Union Zone since he is deemed to have and/or share the power to direct the voting and disposition of such shares.

(4)

Panasia Strategy Investment Co. Ltd. (“Panasia”) is controlled by Qiong Zhang, our director (50%), Kwan Hung Lam (25%) and Jianping Wei (25%).  Accordingly, Ms. Qiong Zhang indirectly owns 2,337,500 shares through her 50% ownership of Panasia since she is deemed to have and/or share the power to direct the voting and disposition of such shares.

(5)

Winsummit China Growing Holdings, Ltd. (“Winsummit”) is controlled by Qi-wei Chen (30%), Jia-wei Chen (20%), Qiong Zhang, our director (20%), Kwan Hung Lam (10%), Jian Ping Wei (5%), Yong Jiang (5%), Jiangsheng Zhu (5%) and Dragonlink Asia Limited (5%).  Accordingly, Ms. Qiong Zhang indirectly owns 374,000 shares through her 20% direct ownership of Winsummit and 93,500 shares through her wholly owned Dragonlink Asia Limited’s 5 % ownership of Winsummit since she is deemed to have and/or share the power to direct the voting and disposition of such shares.

(6)

Mr. Kwan Hung Lam indirectly owns 1,355,750 shares totally, among them 1,168,750 shares through his 25% ownership of Panasia and 187,000 shares through his 10% ownership of Winsummit since he is deemed to have and/or share the power to direct the voting and disposition of such shares. Mr. Jianping Wei owns 1,262,250 shares totally, among them 1,168,750 shares through his 25% ownership of Panasia and 93,500 shares through his 5% ownership of Winsummit since he is deemed to have and/or share the power to direct the voting and disposition of such shares.

Item 12.  Certain Relationships and Related Transactions.

AMOUNTS DUE TO/FROM RELATED PARTIES

(I)

Due From Related Parties

		2005
Current:
Ningbo Tianheng Pharmaceuticals Co., Ltd.	(a)	$12,391
Zhejiang Guobang Veterinary Drug Co., Ltd.	(b)	41,729
Total amount due from related parties		$54,120

(II)

Due To Related Parties

		2005
.
Merlin Green Canada Inc.	(c)	$136,593
Jin’ou Group	(d)	22,899
Total amount due to related parties		$159,492

(III)

Due From Employees

		2005

Current		$497,486
Long-term		616,440
Total amount due from employees	(e)	$1,113,926

(IV)

Due To Employees

		2005

Current		$493,492
Total amount due from employees	(e)	$493,492

(a)

Ninbo Tianheng Pharmaceutical (“Tianheng”) is a former shareholder of Hangzhou Aida. In 2005, Hangzhou Aida paid expense in the amount of $12,391 on behalf of Tianhen. The remaining balance is interest free, unsecured and has no fixed repayment term.

(b)

Zheijiang Guobang Veterinary Drug Co., Ltd., a company controlled by the director of Hangzhou Aida, bought $1,540,000 of finished goods from the Company in 2005.  In addition, Hangzhou entered into a disposition agreement with Zhejiang Guobang Veterinary Drug Co., Ltd. on April 1, 2005.  Pursuant to the agreement, Hangzhou Aida agreed to sell all of its interest in the branch in Shangyu, PRC to Zhejiang Guobang Veterinary Drug Co., Ltd. in exchange of $1,615,924 with a profit of $161,341.  Zheijiang Guobang Veterinary Drug Co., Ltd (Shangyu Branch), formerly a branch of Hangzhou Aida in Shangyu, PRC, sold raw materials in the amount of $806,924 to HAPC in 2005. The remaining balance is interest-free, unsecured and has no fixed repayment terms.

(c)

Merlin Green Canada Inc. is the shareholder of Hainan Aike Pharmaceutical Co., Ltd. Yangpu Aike Pharmaceutical Co., Ltd., a subsidiary of Hangzhou Aida, purchased $307,916 of goods from Merlin Green Canada Inc. The balance is unsecured, interest-free and has no fixed repayment terms.

(d)

Jin’ou Group is a company controlled by Jin Biao, the chairman of the Company. The amounts represented money advanced to Jin’ou Group in 2004 and money advanced from Jin’ou Group in 2005.  The amount is interest free, unsecured and has no fixed repayment terms.

(e)

Due from/to employees are interest-free, unsecured and have no fixed repayment term.

Item 13.  Exhibits.

a) Exhibits

Exhibit	Title	Location

Exhibit 3(i)	Amended and Restated Articles of Incorporation*	*

Exhibit 3(ii)	Amended and Restated Bylaws*	*

Exhibit 14	Code of Ethics	Attached

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

* Incorporated by reference. Filed as exhibit to Form 10-SB filed March 14, 2003

**The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

b) Reports on Form 8-K

The following reports were filed on Form 8-K during the period covered by this report.

Date

Items Reported

10-14-05

4.01 and 9.01

12-09-05

2.01, 3.02, 5.01, 5.03, 5.06 and 9.01

The following reports were filed on Form 8-K subsequent to the period covered by this report.

Date

Items Reported

1-11-06

2.01, 3.02, 5.01, 5.02, 5.03, 5.06 and 9.01

2-2-06

4.01 and 9.01

2-27-06

5.02

3-7-06

5.02 and 9.01

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two years for professional services rendered by the principal accountant for the audit of AIDA Pharmaceuticals, Inc. annual financial statement and review of financial statements included in AIDA Pharmaceuticals, Inc. 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were as follows:

	December 31, 2005	December 31, 2004
AIDA Pharmaceuticals, Inc.	$ 185,300	$ 2,750

Audit-Related Fees

There were no audit related services for fiscal year ended 2004 and 2005.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2005 and 2004.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIDA PHARMACEUTICALS, INC.

Date: April 15, 2006

/s/ Biao Jin

Mr. Biao Jin

Chief Executive Officer

Date: April 15, 2006

/s/ Hui Lin

Ms. Hui Lin

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2006	/s/ Jiajun Qui Mr. Jiajun Qui Director

Date: April 15, 2006	/s/ Biao Jin Mr. Biao Jin Director

Date: April 15, 2006	/s/ Qiong Zhang Qiong Zhang Director

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.)

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2005 AND 2004

April 15, 2006

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONTENTS

PAGE F-3	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE F-4	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2005 AND 2004

PAGE F-5	CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

PAGE F-6	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

PAGES F-7-8	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

PAGES F-9-31	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2005 AND 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Aida Pharmaceuticals, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Aida Pharmaceuticals, Inc. (Formerly BAS Consulting, Inc.) and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the years ended December 31, 2005 and 2004.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aida Pharmaceuticals, Inc. (Formerly BAS Consulting, Inc.) and subsidiaries as of December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting policies generally accepted in the United States of America.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Boca Raton, Florida

March 20, 2006

AIDA PHARMACEUTICAL, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2005	December 31, 2004
CURRENT ASSETS
Cash and cash equivalents	$3,129,450	$2,810,050
Restricted cash	1,903,487	258,805
Accounts receivable, net of allowance for doubtful accounts of $386,688 and $130,610 as of December 31, 2005 and 2004, respectively	9,390,137	5,128,330
Notes receivable	3,323,076	1,408,883
Inventories, net of reserve for obsolete inventories of $0 and $200,017 as of December 31, 2005 and 2004, respectively	3,348,592	2,763,529
Due from related parties	54,120	610,452
Other receivables, prepaid expenses, and other assets	449,672	227,266
Due from employees	497,486	739,385
Current assets of the discontinued operation	-	4,268,696
Prepayments for goods	316,960	68,348
Total current assets	22,412,980	18,283,744

Plant and equipment, net	11,987,572	3,572,845
Land use rights, net	1,755,440	591,620
Construction in progress	856,776	-
Patents, net	1,788,014	178,583
Due from employees	616,440	26,286
Long term investments	218,605	640,320
Deposits	2,817,391	486,921
Due from related parties	-	25,745
Other assets of the discontinued operation	-	1,225,790
Deferred taxes	205,919	214,938

TOTAL ASSETS	$42,659,137	$25,246,792

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,622,449	$847,924
Other payables and accrued liabilities	3,003,233	781,958
Short term debt	21,450,710	8,625,868
Due to related parties	159,492	1,154,976
Taxes payable	38,722	5,455
Customer deposits	1,390,526	331,566
Due to employees	493,492	-
Current liabilities of the discontinued operation	-	5,458,709
Deferred taxes	106,279	107,453
Total current liabilities	28,264,903	17,313,909

LONG-TERM LIABILITIES
Long-term bank loan	3,717,380	1,087,416
Deferred taxes	387,316	174,623
Minority interests	3,565,431	1,559,217
Total long-term liabilities	7,670,127	2,821,256

TOTAL LIABILITIES	35,935,030	20,135,165

SHAREHOLDERS’ EQUITY
Common stock, $0.006 par value; 75,000,000 shares authorized; 25,000,000 shares and 23,375,000 shares issued and outstanding at December 31, 2005 and 2004, respectively	150,000	140,250
Additional paid-in capital	3,293,323	3,303,073
Retained earnings (the restricted portion is $593,971 and $449,957 at December 31, 2005 and 2004, respectively)	3,136,495	1,668,160
Accumulated other comprehensive income	144,289	144

Total Shareholders’ Equity	6,724,107	5,111,627

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$42,659,137	$25,246,792

See accompanying notes to the consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

REVENUES	$24,527,379	$15,645,169

COST OF GOODS SOLD	(8,333,619)	(4,622,530)

GROSS PROFIT	16,193,760	11,022,639

Research and development	(38,625)	(263,081)

Selling and distribution	(10,081,651)	(5,903,916)

General and administrative	(3,953,481)	(1,999,763)

INCOME FROM OPERATIONS	2,120,003	2,855,879

OTHER INCOME (EXPENSES)

Interest expense, net	(1,102,668)	(481,019)

Government grants	323,037	-

Forgiveness of debt	52,474	-

Gain on nonmonetary transaction	125,097	-

Other (loss) income, net	(9,495)	159,892

INCOME FROM OPERATIONS BEFORE INCOME TAXES	1,508,448	2,534,752

INCOME TAXES	(144,720)	(150,997)

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	1,363,728	2,383,755

MINORITY INTERESTS	(82,802)	(837,903)

INCOME FROM CONTINUING OPERATIONS	1,280,926	1,545,852

DISCONTINUED OPERATION

Gain from disposition of discontinued operation	26,068	-

Income from discontinued operation	161,341	89,088

GAIN FROM DISCONTINUED OPERATION	187,409	89,088

NET INCOME	1,468,335	1,634,940

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation gain (loss)	144,145	(4)

OTHER COMPREHENSIVE INCOME (LOSS) BEFORE INCOME TAXES	144,145	(4)

INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME	(47,568)	-

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES	96,577	(4)

COMPREHENSIVE INCOME	$1,564,912	$1,634,936

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	23,481,849	23,375,000

Income per common share from continuing operations, basic and diluted	$0.05	$0.07

Income per common share from gain from disposition of discontinued operations, basic and diluted	$0.00	$0.00

Income per common share from income from discontinued operations, basic and diluted	$0.01	$0.00

Net income per common share, basic and diluted	$0.06	$0.07

See accompanying notes to the consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total
	Shares	Par Value

BALANCE, JANUARY 1, 2004	23,375,000	$140,250	$3,303,073	$1,779,000	$148	$5,222,471

Net income	-	-	-	1,634,940	-	1,634,940

Dividend	-	-	-	(1,745,780)	-	(1,745,780)

Foreign currency translation loss	-	-	-	-	(4)	(4)

BALANCE, DECEMBER 31, 2004	23,375,000	$140,250	$3,303,073	$1,668,160	$144	5,111,627

Reverse stock-split	-	(704)	704	-	-	-

Common stock issued for acquisition	1,625,000	10,454	(10,454)	-	-	-

Foreign currency translation gain	-	-	-	-	144,145	144,145

Net income	-	-	-	1,468,335	-	1,468,335

BALANCE, DECEMBER 31, 2005	25,000,000	$150,000	$3,293,323	$3,136,495	$144,289	$6,724,107

See accompanying notes to the consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,468,335	$1,634,940
Adjustments to reconcile net income to net cash provided by/ (used in) operating activities:
Depreciation and amortization	1,691,527	609,338
Provision for doubtful accounts	347,220	116,380
Inventory provision	-	200,017
Write off of prepayments and other receivables	362,470	-
Deferred taxes	4,262	124,181
Forgiveness of debt	(52,474)	-
Gain on a nonmonetary transaction	(125,097)	-
Minority interests’ share of net income	82,802	837,903
Gain on disposal of discontinued operation	(26,068)	-

Changes in operating assets and liabilities, net of effects of acquisition:

(Increase) Decrease In:
Accounts receivable	(2,714,437)	(2,004,133)
Inventories	1,789,527	100,694
Other receivables, prepaid expenses, and other assets	391,041	(156,259)
Prepayments for goods	455,462	16,807
Discontinued operation	423,351	(3,936,475)

Increase (Decrease) In:
Accounts payable	(924,521)	128,205
Other payables and accrued liabilities	730,378	(58,969)
Due to employees	439,466	-
Taxes payable	33,267	(501,370)
Customer deposits	868,087	(66,402)
Discontinued operation	876,051	433,515
Net cash provided by (used in) operating activities	6,120,649	(2,521,628)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(1,644,682)	(258,805)
Purchases of plant and equipment	(700,314)	-
Proceeds from sale of plant and equipment	24,033	944,365
Purchases of construction in progress	-	(1,164,253)
Proceeds from disposal of discontinued operation, net of cash sold	1,581,755	-
Deposit for land use right	(341,999)
Deposit for long term investment	(561,324)
Deposit for patent	(20,446)
Deposit for fixed assets	(290,139)
Notes receivable	(1,840,464)	(1,408,883)
Due from related parties	-	198,583
Due from employees	(273,819)	(3,918,696)
Purchase of a subsidiary, net of cash acquired	(936,707)	-

Discontinued operation	224,141	3,448,282
Net cash used in investing activities	(4,779,965)	(2,159,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	1,081,277	10,259,176
Repayments of short-term debt	-	(8,971,184)
Proceeds from notes payable	1,988,955	-
Proceeds from related parties	917,843	4,627,923
Repayment to related parties	(3,487,421)	-
Capital contribution	-	966,580
Repayment of long-term bank loans	-	(120,796)
Dividend	-	(1,745,781)
Discontinued operation	(1,666,083)	(40,350)
Net cash (used in) provided by financing activities	(1,165,429)	4,975,568

INCREASE IN CASH AND CASH EQUIVALENTS	175,255	294,533

See accompanying notes to the consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Effect of exchange rate changes on cash	144,145	24
Cash and cash equivalents at beginning of year	2,810,050	2,515,493

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,129,450	$2,810,050

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$(80,512)	$(528,186)
Interest paid	$(921,375)	$(527,170)

SUPPLEMENTAL NON-CASH DISCLOSURES:

1. During 2005 and 2004, $1,081,054 and $1,166,036 were transferred from construction in progress to plant and equipment, respectively.

2. During 2005, a liability of $639,230 was settled by transferring equipment with a net book value of $514,133 resulting in a $125,097 gain.

3. On February 1, 2005, the Company purchased an additional 52% interest in Changzhou Fangyuan Pharmaceutical Co., Ltd. for $3,232,542.  Thereafter, Changzhou Fangyuan Pharmaceutical Co., Ltd. became a 66% owned subsidiary of the Company.  The following represents the assets purchased and liabilities assumed at the acquisition date:

Land use right, net	$1,182,180
Patents, net	1,868,534
Construction in progress	856,776
Deposits	1,603,483
Plant and equipment, net	8,354,078
Cash and cash equivalents	2,295,835
Accounts receivable, net	1,038,479
Inventories, net	467,223
Other receivables and prepayments	122,748
Prepayments for goods	380,554
Due from related parties	1,917,521
Total assets purchased	$20,087,411

Short term bank loans	(8,667,193)
Accounts payable	(370,371)
Accrued expense	(459,159)
Other payable and accrued liabilities	(1,007,904)
Customer deposits	(112,373)
Deferred taxes	(216,278)
Long-term bank loans	(3,717,380)
Total liabilities assumed	$(14,550,658)

Total net assets	$5,536,753

Share percentage	66%

Net assets acquired	$3,654,257

Total consideration paid (including the investments of $421,715 in prior years)	$3,654,257

See accompanying notes to the consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

1.

ORGANIZATION AND PRINCIPAL ACTIVITIES

Aida Pharmaceuticals, Inc. (Formerly BAS Consulting, Inc. (“BAS”)) (“Aida” or the "Company") was incorporated under the laws of the State of Nevada on December 18, 2002. On March 6, 2006, BAS Consulting, Inc. changed its name to Aida Pharmaceuticals, Inc.

On December 8, 2005, the Company completed and closed the share exchange agreement dated as of June 1, 2005 by and among the Company, Earjoy and the shareholders of Earjoy.  Pursuant to the agreement, the Company completed the following actions:

(1)

Effective November 30, 2005, the Company implemented a 1 for 6.433138 reverse stock split prior to the closing of the agreement so that the Company’s 10,453,850 outstanding shares as of the date of the agreement then represent 1,625,000 shares of common stock;

(2)

The Company issued and delivered to the shareholders of Earjoy an aggregate of 23,375,000 shares of its post−reverse stock split common stock, representing 93.5% of all of the Company’s issued and outstanding common stock, in exchange for 100% of the outstanding capital of Earjoy;

After the share exchange, Earjoy became a wholly−owned subsidiary of the Company.

Hangzhou Aida Pharmaceutical Co., Ltd. (“HAPC”) is a wholly owned subsidiary of Earjoy. HAPC is the principal operating subsidiary of Earjoy. HAPC has been in operation since March 1999 and was established as a limited liability company under the laws of the People’s Republic of China (“PRC”) on March 26, 1999. On December 23, 2004, Earjoy entered into a Share Purchase Agreement with Best Nation Investment Co., Ltd. for the acquisition by Earjoy of 100% of all interests in HAPC.

After the share exchange, HAPC became the principal operating subsidiary of the Company and is deemed to be the accounting acquirer and the exchange transaction has been accounted for as a reverse acquisition in accordance with SFAS No. 141, “Business Combinations”.  The acquisition will be accounted for as the recapitalization of HAPC.

On February 1, 2005, the Company purchased an additional 52% interest in Changzhou Fangyuan Pharmaceutical Co., Ltd. for $3,232,542 in cash. Thereafter, Changzhou Fangyuan Pharmaceutical Co., Ltd. became a 66% owned subsidiary of the Company.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

1.

ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

The primary operations of the Company and its subsidiaries are the development, production and distribution of antibiotics, cardiovascular and anti cancer drugs, in the form of powder for injection, liquid for intravenous injection, capsule, tablet, ointment, etc., within the PRC.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation

The consolidated financial statements include the accounts of Aida Pharmaceuticals, Inc. (Formerly BAS Consulting, Inc.) and the following subsidiaries:

(i)

Earjoy Group Limited (“Earjoy”) (100% subsidiary of Aida);

(ii)

Hangzhou Aida Pharmaceutical Co. Ltd. (“HAPC”) (100% subsidiary of Earjoy);

(iii)

Hangzhou Boda Medical Research and Development Co., (“Boda”) (100% subsidiary of HAPC);

(iv)

Hainan Aike Pharmaceutical Co., Ltd. (“Hainan”) (50% subsidiary of HAPC) and Yang Pu Aike Pharmaceutical Co., Ltd. (“Yangpu”) (95% subsidiary of Hainan).  HAPC exercises significant influence over Hainan by controlling over 50% of the voting rights;

(v)

Changzhou Fangyuan Pharmaceutical Co., Ltd (“Fangyuan”) (66% subsidiary of HAPC).

All significant inter-company accounts and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

(b)  Concentrations

The Company has four major customers who accounted for the following percentage of total sales and total accounts receivable in 2005 and 2004:

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	Sales		Accounts Receivable
Major Customers	2005	2004	2005	2004

Company A	1%	9%	4%	7%
Company B	3%	5%	11%	13%
Company C	1%	5%	4%	3%
Company D	12%	5%	7%	6%

The sole market of the Company is the PRC for the years ended December 31, 2005 and 2004.

Of the total revenue for 2005 and 2004, 69% and 46%, respectively, was fully dependent on the patent for Etimicin Sulfate owned by the Company.  The net book value of the patent is $125,019 and $178,583 at December 31, 2005 and 2004, respectively.

The Company has two major suppliers who accounted for the following percentage of total purchases and total accounts payable in 2005 and 2004:

	Purchases		Accounts Payable
Major Customers	2005	2004	2005	2004

Company E	13%	48%	10%	7%
Company F	11%	6%	4%	3%
Company G	1%	16%	-	50%

(c)  Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)  Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Management makes these estimates using the best information available at the time the estimates are made.  Actual results could differ materially from those estimates.

(e)  Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, due to/from related parties, other receivables and prepaid expenses, due from/to employees, prepayments for goods, accounts payable, other payables and accrued liabilities, debt, taxes payable and customer deposits.  Management has estimated that the carrying amount approximates fair value due to their short-term nature.

(f)   Cash and Cash Equivalents

For financial reporting purpose, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. The Company maintains no bank account in the United States of America.

Restricted cash at December 31, 2005 and 2004 represents time deposits on account to secure notes payable.  See Note 12.

(g)   Inventories

Inventories are stated at the lower of cost or net realizable value. Cost of raw materials is determined on the basis of weighted average. Finished goods are determined on the weighted average basis and comprise direct materials, direct labor and an appropriate proportion of overhead.

Net realizable value is based on estimated selling prices less any further costs expected to be incurred for completion and disposal.

At December 31, 2005 and 2004, the Company has reserves of $0 and $200,017, respectively, against inventories.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h)  Trade Receivables

Trade receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable. At December 31, 2005 and 2004, the Company has an allowance for doubtful accounts of $386,688 and $130,610, respectively.

(i)   Prepayments for goods

Prepayments for goods represent cash paid in advance to suppliers for purchasing raw materials.

(j)  Long-Term Investments

The Company has invested in three companies in the PRC that have operations in the pharmaceutical industry. As of December 31, 2005 and 2004, the Company does not have more than 20% interest in any of these investments and does not exercise significant influence over them.  The Company accounts for these investments under the cost method.  Investment income is recognized by the Company when the investee declares a dividend and the Company believes it is collectible.  Also see Note 11.

(k)  Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is provided over their estimated useful lives, using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter.  Estimated useful lives are as follows:

Buildings

20 to 40 years

Machinery

5 to 10 years

Motor vehicles

5 to 10 years

Office equipment

5 years

Leasehold improvements

5 to 20 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)   Construction in Progress

Construction in progress represents direct costs of construction or the acquisition cost of buildings or machinery and design fees. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until the assets are completed and ready for their intended use.

 (m)  Capitalized Interest

The Company capitalizes interest as a component of building construction costs. Total interest expense incurred for the years ended December 31, 2005 and 2004 amounted to $1,102,668 and $481,019, respectively.  Total interest expense capitalized as part of the construction costs for the years ended December 31, 2005 and 2004 amounted to $42,151 and $22,111, respectively.

(n)  Land Use Rights

According to the laws of China, the government owns all the land in China.  Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government.  The land use right granted to the Company is being amortized using the straight-line method over the lease term of fifty years.

(o)  Patents

Patents are comprised of the purchased cost of production licenses for new medicines. Patents are amortized over their beneficial periods of 2 to 8 years, using the straight-line method.

(p)  Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company also periodically evaluates the amortization periods of its depreciable assets to determine whether subsequent events and circumstances warrant revised estimates of the useful lives.  There were no impairments in 2005 and 2004.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(q)  Revenue Recognition

Revenue is recognized when the goods are shipped to customers and when all of the following criteria are met:

-Persuasive evidence of an arrangement exists,

-Delivery has occurred or services have been rendered,

-The seller’s price to the buyer is fixed or determinable, and

-Collectibility is reasonably assured.

For fixed-priced refundable contracts, the Company recognizes revenue on a completion basis.  Progress payments received/receivable are recognized as revenue only if the specified criteria are achieved, accepted by the customer, confirmed not refundable and continued performance of future research and development services related to the criteria are not required.

(r)   Government Grants

Grants received from the PRC Government for assisting the Company’s technical research and development are recognized as other income when the proceeds are received or collectible.

During 2005 and 2004, $323,037 and $0 was received from the PRC Government for assisting the Company’s technical research and development.

(s)   Research and Development Costs

Expenditures relating to the development of new products and processes, including significant improvements to existing products are expensed as incurred.  Research and development expenses were $38,625 and $263,081 for the years ended December 31, 2005 and 2004, respectively.

(t)   Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred.  Retirement benefits amounting to $72,559 and $83,824 were charged to operations for the years ended December 31, 2005 and 2004, respectively.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(u)  Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars.  The functional currency of the Company is the Renminbi (RMB).  The consolidated financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	2005	2004
Year end RMB: US$ exchange rate	8.0702	8.2765
Average yearly RMB: US$ exchange rate	8.1734	8.2766

(v)  Reserve Fund

In 2005 and 2004, the subsidiaries of the Company in China transferred 15% of its PRC profit after taxation to the surplus reserve fund in the amount of $144,014 and $332,082, respectively.   Subject to certain restrictions set out in the PRC Companies Law, the surplus reserve fund may be distributed to shareholders in the form of share bonus issues and/or cash dividends. The Company’s retained earnings in the amount of $593,971 and $449,957 are restricted as of December 31, 2005 and 2004, respectively.

(w)  Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income should be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s only current component of comprehensive income is the foreign currency translation adjustment.

(x)  Segments

The Company operates in one business segment, the development, production and distribution of pharmaceutical products.

(y)  Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(z) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 123, Accounting for Stock-Based Compensation, which supersedes Accounting Principles Board (“APB”) opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  These costs will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period).  This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services.  It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005 for small business public entities and nonpublic companies.

The implementation of the above pronouncement is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

3.

NOTES RECEIVABLE

Notes receivable at December 31, 2005 and 2004 consist of the following

	2005	2004
Bank acceptance notes:

Due February 4, 2006 (subsequently settled)	$8,674	$-
Due February 15, 2006 (subsequently settled)	136,864	-
Due March 11, 2006 (subsequently settled)	6,196	-
Due April 13, 2006	49,566	-
Subtotal	$201,300	$-

		2005	2004
Notes receivable from related companies:

Due October 14, 2006	Jin’ou Group	$319,951	$-
Due November 11, 2006	Zhejiang Anglikang Co., Ltd.	371,738	-
Due November 30, 2006	Merlin Green Canada Inc.	61,956	-
Due December 1, 2006	Zhejiang Anglikang Co., Ltd.	123,913	-
Subtotal		$877,558	$-

Notes receivable from related companies are interest-free and unsecured.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

3.

NOTES RECEIVABLE (CONTINUED)

	2005	2004
Notes receivable from unrelated companies:

Due May 20, 2006	$123,913	$-
Due December 1, 2006	1,160,265	-
Due December 31, 2006	960,040	-
Due May 20, 2005 (subsequently settled)	-	120,824
Due May 31, 2005 (subsequently settled)	-	936,110
Due June 30, 2005 (subsequently settled)	-	30,204
Due December 31, 2005 (subsequently settled)	-	321,745
Subtotal	2,244,218	1,408,883

Total	$3,323,076	$1,408,883

Notes receivable from unrelated companies are interest-free and unsecured.

4.

INVENTORIES

Inventories at December 31, 2005 and 2004 consist of the following:

	2005	2004

Raw materials	$735,017	$755,393
Work-in-progress	357,220	171,605
Finished goods	1,788,025	2,036,548
Processing materials	468,330	-
	3,348,592	2,963,546

Less: inventory reserve	-	200,017

Inventories, net	$3,348,592	$2,763,529

5.

DUE TO/FROM RELATED PARTIES

(I)

Due From Related Parties

		2005	2004
Current:
Ningbo Tianheng Pharmaceuticals Co., Ltd.	(a)	$12,391	$-
Zhejiang Guobang Veterinary Drug Co., Ltd.	(b)	41,729	-
Zhejiang Anglikang Pharmaceuticals Co., Ltd.	(d)	-	483,296
Jin’ou Group	(e)	-	127,156
Subtotal		$54,120	$610,452

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

5.

DUE TO/FROM RELATED PARTIES (CONTINUED)

		2005	2004
Long-term:
Jin Biao	(c)	$-	$25,745
Subtotal		-	25,745
Total due from related parties		$54,120	$636,197

(II)

Due To Related Parties

		2005	2004

Merlin Green Canada Inc.	(f)	$136,593	$-
Jin’ou Group	(e)	22,899	-
Zhejiang Guobang Veterinary Drug Co., Ltd.	(d)	-	277,504
Changzhou Fangyuan Pharmaceutical Co., Ltd.	(g)	-	877,472
Total due to related parties		$159,492	$1,154,976

(III)

Due From Employees

		2005	2004

Current		$497,486	$739,385
Long-term		616,440	26,286
Total due from employees	(h)	$1,113,926	$765,671

(IV)

Due To Employees

		2005	2004

Current		$493,492	$-
Total due to employees	(h)	$493,492	$-

(a)

Ninbo Tianheng Pharmaceutical (“Tianheng”) is a former shareholder of HAPC. In 2005 and 2004, HAPC paid expenses in the amount of $12,391 and $0, respectively, on behalf of Tianheng. The remaining balance is interest free, unsecured and has no fixed repayment term.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

5.

DUE TO/FROM RELATED PARTIES (CONTINUED)

(b)

Zheijiang Guobang Veterinary Drug Co., Ltd., a company controlled by the director of HAPC, bought $1,540,000 of finished goods from HAPC in 2005.  In addition, HAPC entered into a disposition agreement with Zhejiang Guobang Veterinary Drug Co., Ltd. on April 1, 2005 (See Note 16).  Pursuant to the agreement, HAPC agreed to sell all of its interest in the branch in Shangyu, PRC to Zhejiang Guobang Veterinary Drug Co., Ltd. in exchange of $1,603,533 resulting in a gain of $26,068.  Zheijiang Guobang Veterinary Drug Co., Ltd (Shangyu Branch), formerly a branch of HAPC in Shangyu, PRC, sold raw materials in the amount of $806,924 to HAPC in 2005. The remaining balance is interest-free, unsecured and has no fixed repayment terms.

Zheijiang Guobang Veterinary Drug Co., Ltd. sold $2,740,446 of raw materials to HAPC in 2004.  In addition, HAPC entered into two notes with Zhejiang Guobang Veterinary Drug Co., Ltd., in amount of $362,472, due May 19, 2005 and $538,571, due August 31, 2005, respectively.  HAPC also received the cash proceeds from the transfer of interest of HAPC between Zhejiang Guobang Veterinary Drug Co., Ltd. and Best Nation Investment Co., Ltd. of $1,465,450, on behalf of Zhejiang Guobang Veterinary Drug Co., Ltd in 2004.  On March 18, 2005, $1,465,450 was repaid by the Company.  The remaining balance has no fixed repayment terms, is interest-free and unsecured.

(c)

Jin Biao is the chairman of the Company.  The amount represented advances, which were unsecured, interest-free and collectible on demand.

(d)

The amount represented loans receivable from Zhejiang Anglikang Pharmaceuticals, for which HAPC is a minority shareholder.  The amount was unsecured and interest was charged at rate of 5.58% per annum, and $362,472 was collected on January 12, 2005.

(e)

Jin’ou Group is a company controlled by Jin Biao, the chairman of the Company. The amounts represent money advanced to Jin’ou Group in 2004 and money advanced from Jin’ou Group in 2005.  The amount is interest free, unsecured and has no fixed repayment terms.

(f)

Merlin Green Canada Inc. is the shareholder of Hainan Aike Pharmaceutical Co., Ltd. Yangpu Aike Pharmaceutical Co., Ltd., a subsidiary of HAPC, purchased $307,916 of goods from Merlin Green Canada Inc. The balance is unsecured, interest-free and has no fixed repayment terms.

(g)

Changzhou Fangyuan Pharmaceutical Ltd., in which HAPC has 14% equity interest, sold $1,102,597 of raw materials to HAPC during 2004. On February 1, 2005, HAPC acquired an additional 47% interest of Changzhou Fangyuan Pharmaceutical Ltd.  See Note 17.

(h)

Due from/to employees are interest-free, unsecured and have no fixed repayment term.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

6.

PLANT AND EQUIPMENT

Plant and equipment consist of the following as of December 31, 2005 and 2004:

	2005	2004
At cost:
Buildings	$6,944,082	$2,373,820
Machinery	7,832,139	2,434,703
Motor vehicles	607,649	456,796
Office equipment	573,220	198,758
Leasehold improvements	366,024	111,629
	16,323,114	5,575,706
Less: Accumulated depreciation
Buildings	1,089,490	670,491
Machinery	2,582,907	1,036,831
Motor vehicles	332,125	188,628
Office equipment	293,561	86,211
Leasehold improvements	37,459	20,700
	4,335,542	2,002,861
Plant and equipment, net	$11,987,572	$3,572,845

The net book value of buildings and machinery pledged for certain bank loans at December 31, 2005 and 2004 is $2,897,719 and $1,302,920, respectively.  Also see Note 12.

Depreciation and amortization expense for 2005 and 2004 is $1,394,407 and $514,673, respectively.

In 2005, the Company and Jiangsu Sunshine Co., Ltd. (“Sunshine”) agreed to settle an outstanding liability to Sunshine in the amount of $639,230 by transferring equipment with an aggregate net book value of $514,133 to Sunshine. As a result,  a gain of $125,097 was recognized by the Company in 2005, which represents the excess of carrying value of the liability over the aggregate net book value of the equipment transferred.

The legal titles of four motor vehicles purchased with an aggregate net book value of $118,755 were registered in the name of Mr. Li Kemin, the director of Hainan, Mr. Liu Xingjun, Mr. Wang Guoqiang and Mr. Ying jianyao, the management members of HAPC.  These four individuals and the Company represent that these motor vehicles are the assets of the Company and the Company’s legal counsel has represented the ownership of the vehicles by the Company as well.  Currently, the Company is in the process of transferring the legal titles of the motor vehicles to the Company. Such transfer procedures are expected to be completed in 2006.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

7.

LAND USE RIGHTS

	2005	2004

Cost	$1,896,092	$637,204
Less: Accumulated amortization	140,652	45,584
Land use rights, net	$1,755,440	$591,620

Amortization expense for the years ended December 31, 2005 and 2004 is $38,017 and $11,437, respectively.

Amortization expense for the next five years and thereafter is as follows:

2006	$41,292
2007	41,292
2008	41,292
2009	41,292
2010	41,292
Thereafter	1,548,980
Total	$1,755,440

The net book value of the land use right pledged for certain bank loans at December 31, 2005 and 2004 is $596,990 and $591,620, respectively.  Also see Note 12.

8.        PATENTS

	2005	2004

Cost	$2,194,078	$325,544
Less: Accumulated amortization	406,,064	146,961
Patents, net	$1,788,014	$178,583

In February 2005, the Company acquired a patent valued at $1,868,534 in connection with the acquisition of Changzhou Fangyuan Pharmaceutical Co., Ltd. (See Note 17). Amortization expense for the years ended December 31, 2005 and 2004 is $259,103 and $83,228, respectively.

Amortization expense for the next five years and thereafter is as follows:

2006	$279,357
2007	279,357
2008	238,978
2009	224,224
2010	224,224
Thereafter	541,874
Total	$1,788,014

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

9.        CONSTRUCTION IN PROGRESS

Construction in progress at December 31, 2005 and 2004 consists of the following:

	2005	2004
Buildings	$856,776	$-
Total	$856,776	$-

10.       DEPOSITS

Deposits at December 31, 2005 and 2004 consist of the following:

	2005	2004
Deposits for patent	$910,138	$-
Deposits for plant and equipment	1,003,930	-
Deposits for land use right	341,999	-
Deposits for acquisition	561,324	486,921
Total	$2,817,391	$486,921

In 2005, the Company paid $910,138 as deposits to acquire certain patents.  The transfer of the legal title of the patents is in progress and is expected to be closed in the second half of 2006.

In 2005, the Company paid $341,999 as a deposit to purchase a land use right for a piece of land in Haikou, PRC for further expansion of a plant.  The total consideration for the land use right is $1,139,409.  The transfer of the legal title of the piece of land is in progress and is expected to be closed in the second half of 2006.

In 2005 and 2004, the Company paid $74,403 and $486,921, respectively, as deposits to purchase 55% of the outstanding shares of Shanghai Qiaer Bio-Techonology Co., Ltd. Also see Note 19.

11.

LONG-TERM INVESTMENTS

As of December 31, 2005 and 2004, long-term investments consisted of the following:

	Ownership Interest	2005	Ownership Interest	2004
At cost:
Hangzhou Longde Medical Machinery Co., Ltd.	10.6%	$97,790	10.6%	$97,790
Zhejiang Anglikang Pharmaceutical Co., Ltd.	4.25%	120,815	4.25%	120,815
Changzhou Fangyuan Pharmaceutical Co., Ltd.	-	-	14%	421,715
		$218,605		$640,320

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

12.

SHORT-TERM DEBT

Short-term debt as of December 31, 2005 and 2004 consists of the following:

	2005	2004
Loans from Industrial and Commercial Bank of China Qingchun Branch, due July 24, 2006 and September 23, 2005, respectively, monthly interest only payments at 5.115% and 5.84% per annum, respectively, secured by assets owned by the Company. Also see Note 7.	$743,476	$604,120

Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 1, 2006 and August 19, 2005, respectively, monthly interest only payments at 5.115% and 5.84% per annum, respectively, secured by assets owned by the Company. Also see Note 7.	867,389	845,768

Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 8, 2006 and September 20, 2005, respectively, monthly interest only payments at 5.115% and 5.84% per annum, respectively, secured by assets owned by the Company. Also see Note 7.	774,454	755,150

Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 21, 2006 and July 20, 2005, respectively, monthly interest only payments at 5.115% and 5.84% per annum, respectively, secured by assets owned by the Company. Also see Note 7.	619,563	724,944

Loan from China Citic Bank Hangzhou Branch, due January 1, 2006, monthly interest only payments at 4.785% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. (subsequently repaid on its due date)	619,563	-

Loan from Citic Industrial Bank, due March 22, 2005, monthly interest only payments at 5.84% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. and Jinou Group.	-	362,472

Loan from Citic Industrial Bank, due June 24, 2005, monthly interest only payments at 5.74% per annum, guaranteed by Zhejiang Medicine Co., Ltd.	-	604,120

Loan from Citic Industrial Bank, due March 17, 2005, monthly interest only payments at 5.54% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. and Jinou Group.	-	362,472

Loan from China Citic Bank Hangzhou Branch, due January 22, 2006, monthly interest only payments at 4.785% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. (subsequently repaid on its due date)	495,651	-

Loans from Hangzhou Commercial Bank Gaoxin Branch due April 25, 2006 and September 19, 2005, respectively, monthly interest only payments at 5.115% and 5.84% per annum, respectively, guaranteed by Hangzhou Jinou Group and Xinchang Guobang Chemicals Co., Ltd., respectively.	1,239,127	604,120

Loan from Hangzhou Commercial Bank, due September 19, 2005 monthly interest only payments at 5.84% per annum, guaranteed by Ningbo Tianheng Pharmaceutical Co., Ltd.	-	604,120

Loan from Huaxia Bank Wenhui Branch due March 16, 2006, monthly interest only payments at 4.8825% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. and Ningbo Tianheng Pharm. Co. Ltd. (subsequently repaid on its due date)	743,476	-

Loan from Huaxia Bank due March 11, 2005, monthly interest only payments at 5.31% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. and Ningbo Tianheng Pharm. Co. Ltd.	-	724,944

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

12.

SHORT-TERM DEBT (CONTINUED)

Loan from Bank of China Kaiyuan Branch due April 17, 2006, monthly interest only payments at 5.58% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. And Qiu Jiajun & Jin Biao	1,239,127	-

Loans from Industrial Bank due September 26, 2006 and November 26, 2005, respectively, monthly interest only payments at 5.115% and 6.7% per annum, respectively, guaranteed by Jin’ou Group and Hangzhou Aida Pharmaceuticals Co., Ltd., respectively.	1,239,127	362,472

Loans from Industrial and Commercial Bank of China, due April 10, 2006 and May 19, 2005, respectively, monthly interest only payments at 4.575% and 5.84% per annum, respectively, secured by assets owned by the Company and guaranteed by Mr. Li Kemin, respectively. Also see Note 6.	1,115,214	604,120

Loan from China Merchants Bank, due April 7, 2005, monthly interest only payments at 5.84% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	-	604,120

Loan from China Merchants Bank, due May 12, 2005, monthly interest only payments at 5.84% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	-	604,120

Loan from China Development Bank Haikou Branch, due November 24, 2006, monthly interest only payments at 5.115% per annum, guaranteed by Haikou Assure Investment Ltd.	371,738	-

Loan from Changzhou Commercial Bank, due January 21, 2006, monthly interest only payments at 6.975% per annum, guaranteed by Changzhou High-tech Development Co. Ltd. (subsequently repaid on its due date)	3,097,817	-

Loan from Changzhou Commercial Bank, due February 15, 2006, monthly interest only payments at 6.51% per annum, guaranteed by Changzhou High-tech Development Co. Ltd. (subsequently repaid on its due date)	619,563	-
Total short-term bank loans	13,785,285	8,367,062

Notes payable to unrelated companies:
Due January 4, 2006 (subsequently repaid on its due date)	146,261	-
Due April 5, 2006	309,781	-
Due April 20, 2006	309,781	-
Due April 29, 2006	743,476	-
Due May 1, 2006	1,239,127	-
Due May 1, 2006	146,361	-
Due May 25, 2006	1,239,127	-
Due August 31, 2006	1,363,039	-
Due November 30, 2006	2,168,472	-
Due January 29, 2005	-	63,796
Due March 27, 2005	-	72,495
Due April 10, 2005	-	77,931
Due May 16, 2005	-	44,584
Total notes payable	7,665,425	258,806
Total short-term debt	$21,450,710	$8,625,868

Interest expense for 2005 and 2004 was $ 1,102,668 and $481,019, respectively.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

12.

SHORT-TERM DEBT (CONTINUED)

Notes payable to unrelated companies are interest-free. All the notes payable are subject to bank charges of 0.05% of the principal as commission on each loan transaction. Bank charges for notes payable were $ 1,757 and $604 in 2005 and 2004, respectively.

Restricted cash of $1,903,487 is held as collateral for the following notes payable at December 31, 2005:

Due January 4, 2006 (subsequently repaid on its due date)	$146,261
Due April 29, 2006	743,476
Due May 1, 2006	1,239,127
Due May 1, 2006	146,361
Due May 25, 2006	1,239,127
Total	$3,514,352

13.

LONG-TERM BANK LOAN

As of December 31, 2005 and 2004, the Company borrowed $3,717,380 and $1,087,416 from Communication Bank of China and Industrial and Commercial Bank of China, respectively.  The current 2005 loan has interest at 5.58% per annum, is guaranteed by Changzhou High-Tech Development District Co., Ltd. and is due September 9, 2007. During 2005, the Company repaid the principal amount due at December 31, 2005 of $1,087,416.  Interest is accrued and paid quarterly. During 2005 and 2004, the Company incurred interest expense of $200,585 and $63,568, respectively, for the related long term bank loans, of which $42,151 and $22,111 of interest was capitalized as a component of building construction costs.  See Note 2(m).

14.

INCOME TAXES

(a)  Corporation Income Tax (“CIT”)

In accordance with the relevant tax laws and regulations of PRC, the corporation income tax (“CIT”) rate is 33%.  Hainan and Yangpu are subsidiaries registered in Hainan, PRC, and their corporate income tax rate of 15% is the tax rate for companies registered in Hainan, PRC in accordance with the relevant tax laws in PRC.   Fangyuan is a subsidiary of HAPC and its applicable corporate income tax rate is 15%, since the company was recognized as high-tech companies by the PRC government.  However, in accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. For Hangzhou and Hainan, the first profitable year for income tax purposes as a foreign investment company was 2004. Income tax expense for the years ended December 31, 2005 and 2004 are summarized as follows:

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

14.

INCOME TAXES (CONTINUED)

	2005	2004
Current:
CIT	$142,206	$26,816

Deferred:
CIT	$2,514	$124,181

Income tax expense	$144,720	$150,997

The Company’s income tax expense differs from the “expected” tax expense for the years ended December 31, 2005 and 2004 (computed by applying the CIT rate of 33 percent to income before income taxes) as follows:

	2005	2004

Computed “expected” expense	$527,957	$887,163
Effect of foreign tax rates	75,691	89,051
Valuation allowance	(9,019)	-
Tax exemptions	(449,909)	(825,217)

Income tax expense	$144,720	$150,997

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Depreciation	$55,797	$55,797
Impairment and amortization	64,243	64,243
Bad debt provision	38,384	35,236
Pre-operating expenses	18,914	18,914
Research and development costs	13,112	13,112
Other	27,636	27,636
Less: Valuation allowance	(12,167)	-
Total deferred tax assets	205,919	214,938

Deferred tax liabilities:
Current portion:
Sales cut-off	51,974	58,405
Other	54,305	49,048
Subtotal	106,279	107,453

Non-current portion:
Subsidy income	206,864	74,339
Depreciation	19,240	-
Research and development costs	35,315	-
Government grant	73,401	73,401
Other	52,496	26,883
Subtotal	387,316	174,623

Total deferred tax liabilities	493,595	282,076

Net deferred liabilities	$(287,676)	$(67,138)

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

14.

INCOME TAXES (CONTINUED)

(b)  Value Added Tax (“VAT”)

In accordance with the relevant tax laws in the PRC, the VAT rate for export sales is 0% and domestic sales is 17%.  VAT is levied at 17% on the invoiced value of sales and is payable by the purchaser.  The Company is required to remit the VAT collected to the tax authority, but may deduct therefrom the VAT paid on eligible purchases.

The VAT payable of $142,050 and $590,397 at December 31, 2005 and 2004, respectively, are included in other payables and accrued expenses in the accompanying consolidated balance sheets.

15.

COMMITMENTS AND CONTINGENCIES

The Company occupies plant and office space leased from third parties.  Accordingly, for the years ended December 31, 2005 and 2004 the Company recognized rental expense for these spaces of $104,178 and $385,736, respectively.

As of December 31, 2005, the Company has outstanding commitments with respect to non-cancelable operating leases for real estate, which fall due as follows:

Year Ending December 31	Amount
2006	$94,489
2007	82,151
2008	82,151
2009	82,151
2010	77,898
Thereafter	127,222
Total	$546,062

As of December 31, 2005, the Company has outstanding commitments with respect to non-cancelable patent and land use right transfer, which fall due as follows:

Year Ending December 31,	Amount
2006	$972,746

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

16.

DISCONTINUED OPERATIONS

On April 1, 2005, HAPC entered into a disposition agreement with Zhejiang Guobang Veterinary Drug Co., Ltd., a company controlled by the director of the Company.  Pursuant to the agreement HAPC agreed to sell all of its interest in the branch in Shangyu, PRC to Zhejiang Guobang Veterinary Drug Co., Ltd. for $1,603,533 resulting in a gain of $26,068.  In association with the agreement, the branch in Shangyu, PRC was no longer a consolidated subsidiary of the HAPC.  In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long−Lived Assets,” the results of operations of the branch in Shangyu are removed from the detail line items in the company’s financial statements and presented separately as “discontinued operation”.  The income from discontinued operation of $161,341 and $89,088 for the years ended December 31, 2005 and 2004, respectively, and the gain from disposition of discontinued operation of $26,068 in 2005 are reflected in the Company’s consolidated statement of income for the years ended December 31, 2005 and 2004.

The condensed income statements for the three months ended March 31, 2005 and for the year ended December 31, 2004 of the branch in Shangyu are as follows:

	For the Three Months Ended March 31, 2005	For the Year Ended December 31, 2004
Revenue	$3,776,980	$2,592,627
Cost of goods sold	(3,544,336)	(2,249,446)
Gross profit	232,644	343,181
Selling and distribution	(37,254)	(132,645)
General and administrative	(26,679)	(76,760)
Interest expense	(7,370)	(24,041)
Income tax expense	-	(20,647)
Net income	$161,341	$89,088

Net assets of the discontinued operation at March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005 (date of disposal)	December 31, 2004
Cash and cash equivalents	$21,778	$46,519
Other current assets	3,601,410	4,222,177
Non-current assets	1,245,583	1,225,790
Current liabilities	(4,668,677)	(5,458,709)
Total net assets of the discontinued operation	$200,094	$35,777

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

17.

BUSINESS COMBINATION

On February 1, 2005, HAPC signed a purchase agreement with Jiangsu Sunshine Group Inc. to purchase an additional 52% interest in Changzhou Fangyuan Pharmaceutical Co., Ltd. for $3,232,542, and the acquisition was completed on February 1, 2005.   The acquisition date for accounting purpose was February 1, 2005.  Thereafter, Changzhou Fangyuan Pharmaceutical Co., Ltd. became a 66% owned subsidiary of the HAPC and the financial results of Changzhou Fangyuan Pharmaceutical Co., Ltd. have been consolidated in the accompanying consolidated financial statements of the Company.

The following summarizes the acquisition:

Total consideration paid	$3,654,257
Fair value of assets acquired	(18,309,680)
Fair value of liabilities assumed	9,603,434
Negative goodwill	(5,051,989)

Negative goodwill applied to a patent	5,051,989
Total	$5,051,989

The following is the pro forma net income and basic and diluted net income per share of the Company for the year ended December 31, 2005 assuming the acquisition was completed on January 1, 2005:

Net income	$1,660,846

Net income per share, basic and diluted	$0.07

18.

LEGAL PROCEEDING

In December of 2005, the Company brought a legal action against Hainan Haomai Pharmaceutical Co., Ltd for its infringement upon the patent of Etimicin transfusion. As the plaintiff, the Company has claimed compensation of approximately $60,000 for the infringement. A judgement is expected in the near future.  The Company did not record a gain for this action for the year ended December 31, 2005

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

19.

SUBSEQUENT EVENTS

On March 31, 2006, the HAPC entered into a share purchase agreement with Zhejiang Medical Group Inc. to purchase an additional 45% of the outstanding shares of Shanghai Qiaer Bio-Technlogy Co., Ltd., a company engaged in the research, development and sales of pharmaceutical products and related services, for $495,650.  Previously, HAPC paid $561,324 as deposit to purchase 55% of the outstanding shares of Shanghai Qiaer Bio-Techonology Co., Ltd. When the transfer is closed, Shanghai Qiaer Bio-technology Co., Ltd. will become a 100% owned subsidiary of the Company. The share transfer is expected to be closed in the second quarter of 2006.