Form 10QSB
period 2006-05-12
AIDA PHARMACEUTICALS INC
filed 2006-05-19
CIK 1220286

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response . . . . 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to _____________

                                                                                       Commission file number 000-50212

AIDA PHARMACEUTICALS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	81-0592184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31 Dingjiang Road, Jianggan District, Hangzhou, China	310016
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  86-0571-85802712

__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act).   Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 12, 2006, there were 25,000,000 shares of $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SEC2334(9-05) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB
AIDA PHARMACEUTICALS, INC.

(Inapplicable items have been omitted)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

In the opinion of management, the accompanying unaudited condensed consolidated financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

AIDA PHARMACEUTICAL, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2006 (Unaudited)	December 31, 2005
CURRENT ASSETS
Cash and cash equivalents	$2,277,406	$3,129,450
Restricted cash	1,768,886	1,903,487
Accounts receivable, net of allowance for doubtful accounts of $386,688 and $386,688
as of March 31, 2006 and December 31, 2005, respectively	8,949,963	9,390,137
Notes receivable	3,219,062	3,323,076
Inventories	4,355,390	3,348,592
Due from related parties	67,361	54,120
Other receivables, prepaid expenses, and other assets	403,831	449,672
Due from employees	705,698	497,486
Prepayments for goods	547,678	316,960
Total current assets	22,295,275	22,412,980

Plant and equipment, net	11,860,934	11,987,572
Land use rights, net	2,150,555	1,755,440
Construction in progress	867,762	856,776
Patents, net	1,965,819	1,788,014
Due from employees	587,548	616,440
Long term investments	218,605	218,605
Deposits	2,761,137	2,817,391
Deferred taxes	237,763	205,919

TOTAL ASSETS	$42,945,398	$42,659,137

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,300,560	$1,622,449
Other payables and accrued liabilities	2,501,213	3,003,233
Short term debt	18,757,785	21,450,710
Due to related parties	123,005	159,492
Taxes payable	72,012	38,722
Customer deposits	1,180,803	1,390,526
Due to employees	117,928	493,492
Deferred taxes	121,438	106,279
Total current liabilities	26,174,744	28,264,903

LONG-TERM LIABILITIES
Long-term bank loan	3,742,048	3,717,380
Deferred taxes	470,007	387,316
Notes payable	2,120,494	-
Minority interests	3,632,229	3,565,431
Total long-term liabilities	9,964,778	7,670,127

TOTAL LIABILITIES	36,139,522	35,935,030

SHAREHOLDERS’ EQUITY
Common stock, $0.006 par value; 75,000,000 shares authorized; 25,000,000 shares
issued and outstanding at March 31, 2006 and December 31, 2005, respectively	150,000	150,000
Additional paid-in capital	3,293,323	3,293,323
Retained earnings (the restricted portion is $593,971 and $593,971 at March 31, 2006
and December 31, 2005, respectively)	3,151,031	3,136,495
Accumulated other comprehensive income	211,522	144,289
Total Shareholders’ Equity	6,805,876	6,724,107

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$42,945,398	$42,659,137

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS
OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
	THREE MONTHS ENDED MARCH 31,
	2006	2005

REVENUES	5,331,827	4,800,613

COST OF GOODS SOLD	(2,983,114)	(1,435,860)

GROSS PROFIT	2,348,713	3,364,753

Selling and distribution	(1,680,669)	(1,542,479)

General and administrative	(647,210)	(546,684)

Research and development	(1,600)	(120,823)

INCOME FROM OPERATIONS
	19,234	1,154,767
OTHER INCOME (EXPENSES)

Interest expense, net	(269,605)	(213,979)

Government grants	459,993	-

Gain on nonmonetary transaction	-	125,097

Other (loss) income, net	(31,145)	68,240

INCOME FROM OPERATIONS BEFORE INCOME TAXES	178,477	1,134,125

INCOME TAXES	(97,143)	(11,402)

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	81,334	1,122,723

MINORITY INTERESTS	(66,798)	(375,997)

INCOME FROM CONTINUING OPERATIONS	14,536	746,726

DISCONTINUED OPERATION

Gain from disposition of discontinued operation	-	26,068

Income from discontinued operation	-	161,341

GAIN FROM DISCONTINUED OPERATION	-	187,409

NET INCOME	14,536	934,135

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	67,233	(2,296)

OTHER COMPREHENSIVE INCOME (LOSS) BEFORE INCOME TAXES	67,233	(2,296)

INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME	(23,532)	-

OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAXES	43,701	(2,296)

COMPREHENSIVE INCOME	$58,237	$931,839

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	25,000,000	23,375,000

Income per common share from continuing operations, basic and diluted	$0.00	$0.03

Income per common share from gain from disposition of discontinued operation, basic and diluted	$0.00	$0.01

Income per common share from income from discontinued operation, basic and diluted	$0.00	$0.00

Net income per common share, basic and diluted	$0.00	$0.04
See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,536	$934,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	385,226	352,571
Deferred taxes	65,091	(286,817)
Gain on nonmonetary transaction	-	(125,097)
Minority interests’ share of net income	66,798	375,997
Gain on disposal of discontinued operation	-	(26,068)

Changes in operating assets and liabilities, net of effects of acquisition:

(Increase) Decrease In:
Accounts receivable	440,175	8,103
Inventories	(1,006,797)	950,319
Other receivables, prepaid expenses, and other assets	46,757	294,113
Prepayments for goods	(230,718)	484,545
Discontinued operation	-	423,351

Increase (Decrease) In:
Accounts payable	1,678,111	(1,230,830)
Other payables and accrued liabilities	(502,025)	2,810,937
Due to employees	(375,564)	54,813
Taxes payable	33,291	57,977
Customer deposits	(209,723)	577,821
Discontinued operation	-	876,051
Net cash provided by operating activities	405,158	6,531,921

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	134,601	(2,667,432)
Purchases of plant and equipment	(201,395)	(175,886)
Purchases of construction in progress	(10,987)
Proceeds from disposal of discontinued operation, net of cash sold	-	1,581,755
Purchase of land use right	(393,117)	-
Deposit for long term investment	(124,211)	-
Deposit for fixed assets	(56,531)	-
Notes receivable	104,014	(354,775)
Due from related parties	(13,240)	-
Due from employees	(179,320)	(904,810)
Purchase of a subsidiary, net of cash acquired	-	(936,707)
Discontinued operation	-	224,141
Net cash used in investing activities	(740,186)	(3,233,714)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term debt	(2,692,925)	(228,927)
Proceeds from/(repayments of) notes payable	2,120,494	(631,815)
Proceeds from related parties	-	246,553
Repayment to related parties	(36,486)	(1,348,910)
Discontinued operation	-	(1,666,084)
Net cash used in financing activities	(608,917)	(3,629,183)

DECREASE IN CASH AND CASH EQUIVALENTS	(943,945)	(330,976)

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2006	2005

Effect of exchange rate changes on cash	91,901	(2,296)
Cash and cash equivalents at beginning of period	3,129,450	2,810,050

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,277,406	$2,476,778

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$(6,296)	$(912)
Interest paid	$(261,327)	$(203,689)

    SUPPLEMENTAL NON-CASH DISCLOSURES:

1.	During the three months ended March 31, 2006, a liability of $639,230 was settled by transferring equipment with a net book value of $514,133 resulting in a $125,097 gain.

2.	During the three months ended March 31, 2006, $274,229 was transferred from deposits to patents.

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

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREES MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

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

(2)
The Company issued and delivered to the shareholders of Earjoy an aggregate of 23,375,000 shares of its post-reverse stock split common stock, representing 93.5% of all of the Company’s issued and outstanding common stock, in exchange for 100% of the outstanding capital of Earjoy;

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

After the share exchange, HAPC became the principal operating subsidiary of the Company and is deemed to be the accounting acquirer and the exchange transaction has been accounted for as a reverse acquisition in accordance with SFAS No. 141, “Business Combinations”. The acquisition is accounted for as a recapitalization of HAPC since, at the date of acquisition, the prior consulting operations generated no revenue.

On February 1, 2005, the Company purchased an additional 52% interest in Changzhou Fangyuan Pharmaceutical Co., Ltd. for $3,232,542 in cash. Thereafter, Changzhou Fangyuan Pharmaceutical Co., Ltd. became a 66% owned subsidiary of the Company.

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREES MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

The primary operations of the Company and its subsidiaries are the development, production and distribution of cardiovascular and anti cancer drugs, in the form of powder for injection, liquid for intravenous injection, capsule, tablet, ointment, etc., within the PRC.

2.     BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2005 was derived from the audited consolidated financial statements included in the Company’s Annual Report Form 10-KSB. These interim financial statements should be read in conjunction with that report.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

3.    PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of Aida Pharmaceuticals, Inc. (Formerly BAS Consulting, Inc.) and the following subsidiaries:

(i)    Earjoy Group Limited (“Earjoy”) (100% subsidiary of Aida);
(ii)   Hangzhou Aida Pharmaceutical Co., Ltd (“HAPC”) (100% Subsidiary of Earjoy);
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
(v)  Changzhou Fangyuan Pharmaceutical Co., Ltd (“Fangyuan”) (66% subsidiary of HAPC).

        All significant inter-company accounts and transactions have been eliminated in consolidation.

 4.    CONCENTRATIONS

The Company has four major customers who accounted for the following percentage of total sales and total accounts receivable in 2006 and 2005:

	Sales		Accounts Receivable
Major Customers	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005	March 31, 2006	December 31, 2005
Company A	2%	1%	3%	4%
Company B	10%	3%	3%	11%
Company C	10%	1%	11%	4%
Company D	21%	12%	7%	7%

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREES MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

4.    CONCENTRATIONS (CONTINUED)

The Company has two major suppliers who accounted for the following percentage of total purchase and total accounts payable in 2006 and 2005:

	Purchase		Accounts Payable
Major Suppliers	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005	March 31, 2006	December 31, 2005
Company E	12%	12%	12%	11%
Company F	8%	7%	3%	4%

The sole market of the Company is the PRC for the period ended Mar 31, 2006.

Of the total revenue for the three months ended March 31, 2006, 47% was fully dependent on the patent for Etimicin Sulfate owned by the Company. The net book value of the patent is $111,229 at March 31, 2006.

5.    USE OF ESTIMATES

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

6.     FOREIGN CURRENCY TRANSLATION

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

	March 31, 2006	December 31, 2005
Period end RMB: US$ exchange rate	8.0170	8.0702
Average yearly RMB: US$ exchange rate	8.0436	8.1734

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREES MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, due to/from related parties, other receivables and prepaid expenses, due from/to employees, prepayments for goods, accounts payable, other payables and accrued liabilities, short-term debts, taxes payable and customer deposits. Management has estimated that the carrying amount approximates fair value due to their short-term nature.

8.        EARNINGS PER SHARE

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

9.        NOTES RECEIVABLE

    Notes receivable at March 31, 2006 and December 31, 2005 consist of the following:

Bank acceptance notes :
	March 31, 2006 (Unaudited)	December 31, 2005
Due February 4, 2006	$-	$8,674
Due February 15, 2006	-	136,864
Due March 11, 2006	-	6,196
Due April 13, 2006	-	49,566
Subtotal	$-	$201,300

Notes receivable from related companies:
	March 31, 2006(Unaudited)	December 31, 2005
Due November 11, 2006	$374,205	$371,738
Due November 30, 2006	62,367	61,956
Due December 2, 2006	124,735	123,913
Due October 14, 2006	343,528	319,951
Subtotal	$904,835	$877,558

Notes receivable from unrelated companies:
	March 31, 2006 (Unaudited)	December 31, 2005
Due May 20, 2006	$124,735	$123,913
Due December 1, 2006	1,167,966	1,160,265
Due December 31, 2006	1,021,526	960,040
Subtotal	2,314,227	2,244,218

Total	$3,219,062	$3,323,076

    Notes receivable are interest-free and unsecured.

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREES MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)
10.     INVENTORIES

    Inventories at March 31, 2006 and December 31, 2005 consist of the following:

	March 31, 2006 (Unaudited)	December 31, 2005
Raw materials	$1,028,342	$735,017
Work-in-progress	672,403	357,220
Finished goods	2,530,257	1,788,025
Processing materials	124,388	468,330
	$4,355,390	$3,348,592

11.     DUE TO/FROM RELATED PARTIES

    (I) Due From Related Parties

	March 31, 2006 (Unaudited)	December 31, 2005
Current:
Ningbo Tianheng Pharmaceuticals Co., Ltd.	$12,473	$12,391
Zhejiang Guobang Veterinary Drug Co., Ltd.	54,888	41,729
Total due from related parties	$67,361	$54,120

    (II) Due To Related Parties

	March 31, 2006 (Unaudited)	December 31, 2005
Merlin Green Canada Inc.	$26,360	$136,593
Jin’ou Group	23,051	22,899
Zhejiang Guobang Veterinary Drug Co., Ltd.	73,594	-
Total due to related parties	$123,005	$159,492

     (III) Due From Employees

	March 31, 2006 (Unaudited)	December 31, 2005
Current	$705,698	$497,486
Long-term	587,548	616,440
Total due from employees	$1,293,246	$1,113,926

    (IV) Due To Employees

	March 31, 2006 (Unaudited)	December 31, 2005
Current	$117,928	$493,492
Total due to employees	$117,928	$493,492

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREES MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)
12.     BUSINESS COMBINATION

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

    The following summarizes the acquisition:

Total consideration paid (including previous investment)	$3,654,257
Fair value of assets acquired	(18,309,680)
Fair value of liabilities assumed	9,603,434
Negative goodwill	(5,051,989)

Negative goodwill applied to a patent	5,051,989
Total	$5,051,989

    The following is the pro forma net income and basic and diluted net income per share of the Company for the three months ended March 31, 2005 assuming the acquisition was completed on January 1, 2005:

Net income	$932,110

Net income per share, basic and diluted	$0.04

13.     PLANT AND EQUIPMENT

    Plant and equipment consist of the following as of March 31, 2006 and December 31, 2005:

	March 31, 2006 (Unaudited)	December 31, 2005
At cost:
Buildings	$7,005,014	$6,944,082
Machinery	7,947,663	7,832,139
Motor vehicles	611,682	607,649
Office equipment	591,697	573,220
Leasehold improvements	368,453	366,024
	16,524,509	16,323,114
Less: Accumulated depreciation
Buildings	1,146,174	1,089,490
Machinery	2,787,383	2,582,907
Motor vehicles	355,267	332,125
Office equipment	320,299	293,561
Leasehold improvements	54,452	37,459
	4,663,575	4,335,542
Plant and equipment, net	$11,860,934	$11,987,572

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREES MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)
13.     PLANT AND EQUIPMENT (CONTINUED)

    Depreciation and amortization expense for the three months ended March 31, 2006 and 2005 is $328,033 and $306,623, respectively.

14.     LAND USE RIGHTS

	March 31, 2006 (Unaudited)	December 31, 2005
Cost	$2,301,792	$1,896,092
Less: Accumulated amortization	151,237	140,652
Land use rights, net	$2,150,555	$1,755,440

    Amortization expense for the three months ended March 31, 2006 and 2005 is $9,620, and $9,237 respectively.

    Amortization expense for the next five years and thereafter is as follows:

2006 within one year	$35,522
2007	47,362
2008	47,362
2009	47,362
2010	47,362
Thereafter	1,925,585
Total	$2,150,555

    The net book value of the land use right pledged for certain bank loans at March 31, 2006 and December 31, 2005 is $594,535 and $596,990, respectively.

15.     PATENT

	March 31, 2006 (Unaudited)	December 31, 2005
Cost	$2,468,307	$2,194,078
Less: Accumulated amortization	502,488	406,064
Patents, net	$1,965,819	$1,788,014

    In February 2005, the Company acquired a patent valued at $1,868,534 in connection with the acquisition of Changzhou Fangyuan Pharmaceutical Co., Ltd.
    Amortization expense for the three months ended March 31, 2006 and 2005 is $47,573 and $36,711, respectively.

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREES MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

15.     PATENT (CONTINUED)

    Amortization expense for the next five years and thereafter is as follows:

2006 within one year	$331,104
2007	331,104
2008	275,830
2009	275,606
2010	225,712
Thereafter	526,463
Total	$1,965,819

16.     DEPOSITS

    Deposits at March 31, 2006 and December 31, 2005 consist of the following:

	March 31, 2006 (Unaudited)	December 31, 2005
Deposits for patent	$623,051	$910,138
Deposits for plant and equipment	1,106,827	1,003,930
Deposits for land use right	341,999	341,999
Deposits for acquisition	689,260	561,324
Total	$2,761,137	$2,817,391

    On March 31, 2006, the HAPC entered into a share purchase agreement with Zhejiang Medical Group Inc. to purchase an additional 45% of the outstanding shares of Shanghai Qiaer Bio-Technology Co., Ltd., a company engaged in the research, development and sales of pharmaceutical products and related services, for $495,650, $127,936 of which was paid on March 31, 2006. Previously, HAPC paid $561,324 as deposit to purchase 55% of the outstanding shares of Shanghai Qiaer Bio-Technology Co., Ltd. When the transfer is closed, Shanghai Qiaer Bio-technology Co., Ltd. will become a 100% owned subsidiary of the Company. The share transfer is expected to be closed in the second quarter of 2006.

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREES MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

17.     LONG-TERM INVESTMENTS

    Long-term investments as of March 31, 2006 and December 31, 2005 consist of the following:

	Ownership Interest	March 31, 2006 (Unaudited)	Ownership Interest	December 31, 2005
At cost:
Hangzhou Longde Medical Machinery Co., Ltd.	10.6%	$97,790	10.6%	$97,790
Zhejiang Anglikang Pharmaceutical Co., Ltd.	4.25%	120,815	4.25%	120,815
		$218,605		$218,605

18.     SHORT-TERM DEBT

    Short-term debts as of March 31, 2006 and December 31, 2005 consist of the following:

	March 31, 2006 (Unaudited)	December 31, 2005
Loan from Industrial and Commercial Bank of China Qingchun Branch, due July 24, 2006, monthly interest only payments at 5.115% per annum, secured by assets owned by the Company.	$743,476	$743,476

Loan from Industrial and Commercial Bank of China Qingchun Branch, due August 1, 2006, monthly interest only payments at 5.115% per annum, secured by assets owned by the Company.	867,389	867,389

Loan from Industrial and Commercial Bank of China Qingchun Branch, due August 8, 2006, monthly interest only payments at 5.115% per annum, secured by assets owned by the Company.	774,454	774,454

Loan from Industrial and Commercial Bank of China Qingchun Branch, due August 21, 2006, monthly interest only payments at 5.115% per annum, secured by assets owned by the Company.	623,675	619,563

Loan from Hangzhou Commercial Bank Gaoxin Branch due April 25, 2006, monthly interest only payments at 5.115% per annum, guaranteed by Hangzhou Jinou Group and Xinchang Guobang Chemicals Co., Ltd.. (subsequently repaid on its due date)	1,239,127	1,239,127

Loan from Bank of China Kaiyuan Branch due April 17, 2006, monthly interest only payments at 5.58% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. And Qiu Jiajun & Jin Biao (subsequently repaid on its due date)	1,239,127	1,239,127

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREES MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

18.     SHORT-TERM DEBT (CONTINUED)

Loan from Industrial Bank due September 26, 2006, monthly interest only payments at 5.115% per annum, respectively, guaranteed by Jin’ou Group	1,239,127	1,239,127

Loan from Industrial and Commercial Bank of China, due April 10, 2006 monthly interest only payments at 4.575% per annum, secured by assets owned by the Company. (subsequently repaid on its due date)	1,115,214	1,115,214

Loan from China Development Bank Haikou Branch, due November 24, 2006, monthly interest only payments at 5.115% per annum, guaranteed by Haikou Assure Investment Ltd.	347,259	371,738

Loan from China Citic Bank Hangzhou Branch, due January 1, 2006, monthly interest only payments at 4.785% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. (subsequently repaid on its due date)	-	619,563

Loan from Changzhou Commercial Bank, due February 15, 2006, monthly interest only payments at 6.51% per annum, guaranteed by Changzhou High-tech Development Co. Ltd. (subsequently repaid on its due date)	-	619,563

Loan from Huaxia Bank Wenhui Branch due March 16, 2006, monthly interest only payments at 4.8825% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. and Ningbo Tianheng Pharm. Co. Ltd. (subsequently repaid on its due date)	-	743,476

Loan from China Citic Bank Hangzhou Branch, due January 22, 2006, monthly interest only payments at 4.785% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. (subsequently repaid on its due date)	-	495,651

Loans from Changzhou Commercial Bank, due April 15, 2006 and January 21, 2006, respectively, monthly interest only payments at 6.975% per annum, guaranteed by Changzhou High-tech Development Co. Ltd.	3,118,373	3,097,817
Total short-term bank loans	11,307,221	13,785,285

Notes payable to unrelated companies:	March 31, 2006 (Unaudited)	December 31, 2005
Due January 4, 2006	-	146,261
Due April 5, 2006	311,837	309,781
Due April 20, 2006	311,837	309,781
Due April 29, 2006	748,410	743,476
Due May 1, 2006	1,247,349	1,239,127
Due May 9, 2006	147,332	146,361
Due May 25, 2006	1,247,349	1,239,127
Due August 31, 2006	1,372,085	1,363,039
Due November 30, 2006	2,064,365	2,168,472
Total notes payable	7,450,564	7,665,425
Total short-term debt	$18,757,785	$21,450,710

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREES MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

19.     NOTES PAYABLE

    Notes payable to unrelated companies at March 31, 2006 consist of the following:

March 31, 2006 (Unaudited)
Due February 20, 2009, at 1% per annum, unsecured	$1,247,349

Due December 31, 2009, monthly interest only payments at 6.03% per annum, guaranteed by Changzhou Donghong Bio-Pharmaceutical Technology Co., Ltd.	873,145
Total	$2,120,494

    Interest expense of $14,487 was recognized for the three months ended March 31, 2006.

20.      DISCONTINUED OPERATION

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
    The income from discontinued operation of $0 and $161,341 for the three months ended March 31, 2006 and 2005, respectively, and the gain from disposition of discontinued operation of $26,068 in 2005 are reflected in the Company’s condensed consolidated statements of income for the three months ended
    March 31, 2006 and 2005, respectively.

    The condensed income statements for the three months ended March 31, 2005 of the branch in Shangyu are as follows:

For the Three Months Ended March 31, 2005 (Unaudited)
Revenue	$3,776,980
Cost of goods sold	(3,544,336)
Gross profit	232,644
Selling and distribution	(37,254)
General and administrative	(26,679)
Interest expense	(7,370)
Income tax expense	-
Net income	$161,341

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREES MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

20.      DISCONTINUED OPERATION (CONTINUED)

    Net assets of the discontinued operation at March 31, 2005 are as follows:

March 31, 2005 (date of disposal) (Unaudited)
Cash and cash equivalents	$21,778
Other current assets	3,601,410
Non-current assets	1,245,583
Current liabilities	(4,668,677)
Total net assets of the discontinued operation	$200,094

21.     COMMITMENTS AND CONTINGENCIES

    The Company occupies plant and office space leased from third parties. Accordingly, for the three months ended March 31, 2006 and 2005, the Company recognized rental expense for these spaces of $84,539 and $26,045 respectively.

    As of March 31, 2006, the Company has outstanding commitments with respect to non-cancelable operating leases for real estate, which fall due as follows:

Period Ending March 31	Amount
2006	89,723
2007	69,854
2008	69,854
2009	69,854
2010	69,854
Thereafter	110,601
Total	$479,740

    As of March 31, 2006, the Company has outstanding commitments with respect to non-cancelable patent and land use right transfer, which fall due as follows:

Period Ending March 31,	Amount
2006	$979,201

22.    LEGAL PROCEEDING

      In December of 2005, the Company brought a legal action against Hainan Haomai Pharmaceutical Co., Ltd for its infringement upon the patent of Etimicin transfusion. As the plaintiff, the Company has claimed compensation of approximately $60,000 for the infringement. A judgement is expected in the near future. The Company did not record a gain for this action for the period ended March 31, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

We have included forward-looking statements in this report. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", "plan" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors. Factors that might cause forward-looking statements to differ materially from actual results include, among other things, overall economic and business conditions, demand for the Company's products, competitive factors in the industries in which we compete or intend to compete, natural gas availability and cost and timing, impact and other uncertainties of our future acquisition plans.

GENERAL

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

As a result of the acquisition, we now operate the business of AIDA Pharmaceuticals, Inc.

OUR BUSINESS

AIDA Pharmaceuticals, Inc. has the following subsidiaries:

a)	Earjoy Group Limited, (“Earjoy”)
b)	Hangzhou Aida Pharmaceutical Co., Ltd (“Hangzhou Aida”);
c)	Hangzhou Boda Medical Research and Development Co., Ltd. (“Boda”);
d)	Hainan Aike Pharmaceutical Co., Ltd. (“Aike”) and;
e)	Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”)

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

Hangzhou Aida is a fully integrated pharmaceutical company engaged in the development, manufacture, marketing, licensing, and distribution of pharmaceutical products primarily in Mainland China. Aida (including its subsidiaries) has a total of nine production lines for the manufacturing of antibiotics, cardiovascular and anti-tumor drugs in various forms, including injectable powder, injectable liquid, capsules, tablets and ointments. All of them have been certified according to the Good Manufacturing Practices (“GMP”) guidelines issued by the State Food and Drug Administration of the People’s Republic of China. Hangzhou Aida sells its Category-A antibioticøEtimicin÷, cardiovascular and anti-tumor products under the trademark “Aida.”,“Aiyi” and ”Chuangcheng”. All these products are prescription drugs that are sold mainly to the hospitals in Mainland China.

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

Aike is a 50% owned subsidiary of Hangzhou Aida. Hangzhou Aida exercise significant influence over Aike by controlling over 50% of the voting rights and Aike owns 95% of Yangpu Aike Pharmaceutical Co., Ltd. (“Yangpu”). Both Aike and Yangpu specialize in the production of transfusion type of Etimicin.

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

➢
Apoptotic Factor (rh-Apo2l). Rh-Apo2l is being evaluated in a Phase I trial as a potential cancer therapeutic. The Phase I clinical trials are expected to be completed at the end of April 2006. Shanghai Qiaer Bio-Technology, which is acquired by Hangzhou Aida, has applied for three patents from the Chinese government authority. One patent has been granted and the other two are currently in process. We plans to complete the second and third stage clinical trials in the second half of 2007 and get production approval in the second half of 2008.

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

Aida is optimistic about the market potential of its products for the following reasons:

➢	The demand for international quality drugs by the Chinese populace has historically increased as per capita income and the standard of living increase continually;

➢	The sale of Hangzhou Aida’s Etimicin sulfate is estimated to grow continuously for the next three years after several years of market development;

➢	Aida is now planning to build up international business relationship with global players gradually in future. The international markets should increase the sales growth;

➢	Aida has achieved a monopoly status in this industry, with all types of Etimicin products and from the material chain to the final product chain. This is a significant and unique advantage of Aida and

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

Research and Development

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

Aida is presently contemplating entering R&D joint ventures with international institutions for the purpose of further strengthening its R&D capability

Manufacturing

Aida’s existing main production facilities are located in three places. One is in Hangzhou in the Zhejiang Province, the second is in Changzhou in the Jiangsu Province and the third is in Haikou in the Hainan Province.

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

Intellectual Property and Trademarks

Aida’s pharmaceutical products have all necessary manufacturing licenses issued by the national regulatory agencies. Etimicin sulfate, a Category-A drug, is protected by patent until 2013 [License No. Guoyaozhunzi 1999(X)-10-2(1) and No. Guoyaozhunzi 1999(X)-10-2(2)]. Aida markets its pharmaceutical products under the trademark “Aida,” ”Aiyi”,”Chuangcheng”, “Pannuo,” “Chuangcheng” etc. These trademarks are all duly registered and have individual barcodes against forgery.

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

Quality: Western medications are often seen as superior in almost all categories. Aida’s product, Etimicin competes in this market segment with the imported Netilmicin and other antibiotics.

Promotion: The Chinese government has worked very hard to reign in unethical marketing practices in the healthcare sector.

Customers

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

Facilities

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

Employees

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

For the three months ended March 31, 2006, management of the Company provided a reserve on its accounts receivable to reflect management’s expectation on the collectibility of aged accounts receivable. Management’s estimation of the reserve on accounts receivable at March 31, 2006 was based on the current facts that there are aged accounts receivable. Management has assessed the customers’ ability to continue to pay the outstanding invoices timely, and whether their financial position will deteriorate significantly in the future which would result in their inability to pay their debts to the Company.

For the first quarter ended March 31, 2006, the Company had made no impairments for Long-lived assets. Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company also periodically evaluates the amortization periods of its depreciable assets to determine whether subsequent events and circumstances warrant revised estimates of the useful lives.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2006 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2005
The following table sets forth selected statements of income data as a percentage of revenues for the three months indicated.

	Three months Ended March 31,
	2006	2005
Revenues	100.00%	100.00%
Cost of goods sold	(55.95)%	(29.91)%
Gross margin	44.05%	70.09%
Research and development	(0.03)%	(2.52)%
Selling and distribution	(31.52)%	(32.13)%
General and administrative	(12.14)%	(11.39)%
Other income (expense)	2.98%	(0.42)%
Income taxes	(1.82)%	(0.24)%
Minority interests	(1.25)%	(7.83)%
Gain from discontinued operation	0.00%	3.90%
Net income	0.27%	19.46%

Revenues, Cost of Goods Sold and Gross Profit
Revenues for the three months ended March 31, 2006 were $5,331,827 an increase of $531,214 from $4,800,613 for the three months ended March 31, 2005. Compared to the first quarter of 2005, the increase in sales revenues from our group of companies engaging in the production of different types of Etimicin for the first quarter of 2006 and 2005 were as follows:

	Three months ended March 31,
Companies	2006	2005	Increase/ (Decrease)
Hangzhou Aida Pharmaceutical Co., Ltd (“Hangzhou Aida”) specializes in the production of Etimicin powder	$1,332,506	$2,521,965	$(1,189,459)

Hainan Aike pharmaceutical Co., Ltd (“Aike”) specializes in the production of Etimicin transfusion	3,063,184	1,774,131	1,289,053

Hangzhou Boda Medical Research and Development Co., Ltd.(“Boda”)	-	-	-

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”) specializes in the production of Etimicin injection	936,137	504,517	431,620

TOTAL	$5,331,827	$4,800,613	$531,214

For the three months ended March 31, 2006, the sales of Hangzhou Aida decreased by $1,189,459 or 47.16% as compared to the same period of 2005. The decrease is mainly attributable to two factors. One is that the company is restructuring the sales organization which may have some short term impact on the sales. The other is that during 2006 the Chinese government implemented an enforcement program to monitor the resale of pharmaceutical drugs by distributors. This has caused a decrease in sales to distributors from pharmaceutical manufacturers and wholesalers. Since the Company sells its products to distributors, this has also caused a decrease in sales for the Company for the three months ended March 31, 2006. Hangzhou Aida is ready to take some new measures to adapt the new market environment and improve the operation result in sales in the following months.

For the three months ended March 31, 2006, the sales of Hainan Aike increased by $1,289,053 or 72.66% as compared to the same period of 2005. The increase in sales is the result of the intense marketing and promotion programs of a new Etimicin transfusion product, “Aiyi” which was put into the market in 2004.

For the three months ended March 31, 2006, the sales of Fangyuan increased by $431,620 or 85.55% as compared to the same period of 2005. The increase in sales is the result of the intense marketing and promotion programs of a new Etimicin injection product, “Chuangcheng”.

The cost of goods sold for the first quarter ended March 31, 2006 was $2,983,114 an increase of $1,547,254 from $1,435,860 for the year 2005. The increase in cost of goods sold can be analyzed as follows:

	Three months ended March 31,
Companies	2006	2005	Increase/ (Decrease)
Hangzhou Aida Pharmaceutical Co. Ltd (“Hangzhou Aida”) specializes in the production of Etimicin powder	$382,950	$589,861	$(206,911)

Hainan Aike pharmaceuticalCo. Ltd (“Aike”) specializesin the production of Etimicin transfusion	1,785,339	755,558	1,029,781

Hangzhou Boda Medical Research and Development Co., (“Boda”)	-	-	-

Changzhou Fangyuan Pharmaceutical Ltd. (“Fangyuan”) specializesin the production of Etimicininjection	814,825	90,441	724,384

TOTAL	$2,983,114	$1,435,860	$1,547,254

The cost of goods sold of Hangzhou Aida for the three months ended March 31, 2006 decreased by $206,911, or 35.08% compared to $589,861 for the same period in 2005. The decrease in the cost of goods sold can mainly be accounted for by a decrease in sales by 47.16%.

Despite the increase in sales of 72.66%, the cost of goods sold of Aike increased by 136.29% for the three months ended March 31, 2006 compared to for the same period in 2005. The increase can partially be explained by the increase in sales. Another reason is that among Aike’s sale increase, the products with relatively low margin accounted for a larger portion. As a result, the increase rate of the cost of goods exceeded the increase rate of the sales.

The cost of goods sold of Fangyuan for the three months ended March 31, 2006 increased by $724,384, compared to $90,441 for the same period in 2005.The increase is mainly due to the increase in sales. In order to ensure the steady supply of raw materials for the production of Etimicin safeguarded products, Aida acquired Fangyuan in February 2005. Fangyuan is the sole supplier of Etimicin raw material of the Group, and the acquisition has enabled the Group to enjoy the benefit of vertical integration and economies of scale and therefore lead to a lower cost of goods sold.

Despite the increase in total sales revenue of 11.07%, the cost of goods sold increased by 107.76% in the first quarter of 2006 compared to the same period of 2005. The Company has suffered a decrease in the gross profit margin.

Compared to the three months ended March 31, 2005, the percentage gross profit margin for our Company decreased from 70.09% to 44.05% for the first quarter ended March 31, 2006.
The decrease in gross profit margin percentage was mainly attributable to the increase in the cost of C1a, a precursor of Etimicin raw materials. Besides a slight decrease in the price of Etimicin by approximately 5% in the second half of 2005, another reason is the sale price reduction of other products.

The decrease in gross profit margin percentage was mainly attributable to the following factors: Firstly, among Aike’s sale increase, the products with relatively low margin accounted for a larger portion, which lowered down the general margin percentage as Aike contributed over 50% of the company’s total sales in the quarter. Secondly, the increase in the cost of C1a, a precursor of Etimicin raw materials. Thirdly, a slight decrease in the price of Etimicin by approximately 5% in the second half of 2005.

Research and Developments
Research and development decreased to $1,600 for the first three months of 2006 from $120,823 for the same period last year. The research and development costs incurred in 2005 represented cost incurred for toxicological tests for the Etimicin product with a view of improving the quality of the drugs. No such cost was incurred for the first quarter this year.

Selling and Distribution
Selling and distribution expenses increased from $1,542,479 for the three months ended March 31, 2005 to $1,680,669 for the same period this year, or an 8.96% increase. Compared to the same period in 2005, our increase in the expenses was because of the following:

	Three months ended March 31,
Breakdown of Expenses	2006	2005	Increase/ (Decrease)
Traveling expenses	$487,849	401,564	$86,285
Sale commissions	217,376	287,026	(69,650)
Office expenses	224,165	211,471	12,694
Payroll	94,424	77,312	17,112
Conference fees	69,188	117,325	(48,137)
Rent	68,136	27,173	40,963
Entertainment	53,087	52,887	200
Other expenses	220,208	219,038	1,170
Advertising expenses	246,236	148,683	97,553

TOTAL	$1,680,669	$1,542,479	$138,190

For the three months ended March 31, 2006 traveling expenses and office expenses increased by $86,285 and $12,694 respectively, compared with the same period last year. The increase can mainly be explained by the increase in sales of 11.07%.

To increase the sales, the Company carried out more advertisements, which resulted in the increasing advertising expenses in the first quarter of 2006. For the three months ended March 31, 2006 the rent expenses increased by $40,963, compared with the same period last year. The increase was the reason that the company set up some new offices early this year. Currently management of the Company is consolidating and restructuring the sales forces of various subsidiaries with a view of minimizing the selling and distribution expenses.

General and Administrative
General and administrative expenses increased from $546,684 for the three months ended March 31, 2005 to $647,210 for the same period this year, representing a 18.39% increase. The details of general and administrative expenses for the three months ended March 31, 2006 and 2005 were as follows:

	Three months ended March 31,
Breakdown of Expenses	2006	2005	Increase/ (Decrease)
Traveling expenses	$63,216	47,108	$16,108
Office expenses	27,660	41,073	(13,413)
Payroll	117,810	109,254	8,556
Conference fees	0	6,797	(6,797)
Rent	448	5,595	(5,147)
Consultancy fees	77,407	12,177	65,230
Entertainment	36,287	22,955	13,332
Other expenses	137,628	186,306	(48,678)
Depreciation	151,884	75,487	76,397
Social compensation	34,870	39,932	(5,062)

TOTAL	$647,210	$546,684	$100,526

For the first quarter ended March 31, 2006, the Company incurred $63,216 in traveling expenses as compared to $47,108 for the same period last year. This increase resulted from an increase in the number of traveling employees of Hainan Aike.

The consultancy fees which the company pays consultants for their consultation service increased from $12,177 for the three months ended March 31, 2005 to $77,407 for the same period this year. The increase was mainly attributable to an increase in consultation service of Fangyuan in the first quarter this year.

Depreciation and amortization of plant and equipment for the three months ended March 31, 2006 increased by $76,397 from $75,487, compared to the same period in 2005. The increase was primarily due to the increases of Fangyuan and Hangzhou Aida of $42,447 and $27,903 respectively. The reason was due to an increase in plant and equipment of Hangzhou Aida and in land use right of Fangyuan.

Other Income (Expenses)
Other income (expenses) increased from $(20,642) for the three months ended March 31, 2005 to $159,243 for the same period this year. The other income (expenses) for the three months Ended March 31, 2006 and 2005 were as follows:

	Three months Ended March 31,
Breakdown of other income/(expenses)	2006	2005	Increase/ (Decrease)
Interest expense, net	$(269,605)	$(213,979)	$(55,626)
Government grants	459,993	-	459,993
Gain from nonmonetary transaction	-	125,097	(125,097)
Other (expense) income, net	(31,145)	68,240	(99,385)

TOTAL	$159,243	$(20,642)	$179,885

Interest expense for the three months ended March 31, 2006 increased by $55,626 from $213,979 for the same period last year. The increase is due to the increase in bank borrowings as a result of more requirements for working capital with the development of the Company.

Government grants of $459,993 for the three months ended March 31, 2006 represented subsidies from the government and no such subsidies were reported in the same period last year.

Other (expense) income decreased from $68,240 for the three months ended March 31, 2005 to $(31,145) for the three months ended March 31, 2006. The decrease is mainly due to the fact that there was a reward from the government for the Company’s contribution in terms of high-technology in the first quarter last year.

Income Taxes
Income tax expense was $97,143 for the three months ended March 31, 2006, as compared to $11,402 for the same period last year.

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

In accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. Since Hangzhou Aida Pharmaceutical Co., Ltd has been a foreign investment company since 2004, so we are entitled to a 50% tax reduction in 2006.

Net Income
In the first three months of 2006, our net income decreased by $919,599 to a net income of $14,536 from $934,135 in the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash
Our cash balance decreased by $902,044 to $2, 227,406 as of March 31, 2006, as compared to $3,129,450 as of December 31, 2005. The decrease was mainly attributable to cash out flow of investing and financing activities of $740,186 and $608,917, respectively, an increase in inventories of $1,006,797 and a decrease in other payables and accrued liabilities of $502,025. The decrease in cash flow was partially offset by an increase in accounts payable and depreciation and amortization of $1,678,111 and $385,226, respectively. The net cash flow was a deficit $(943,945) for first quarter this year.

Our cash flow from operations amounted to $405,158 for the three months ended March 31, 2006, compared to $6,531,921 for the same period last year.

Our cash flow used for investing activities amounted to $740,186 of which $393,117 was used for the purchase of land use right. The Company invested $201,395 and $124,211 in the purchases of plant and equipment and deposit for long term investment respectively.

The net cash used in financing activities amounted to $(608,917) of which $2,692,925 was used for the repayments of short-term debt.

At March 31, 2006, the Company had short-term debt of $18,757,785 of which $11,307,221 was short-term bank borrowings and the remaining $7,450,564 represented notes payable to unrelated parties. The interest for the short-term borrowings varied from 4.575% to 6.975% per annum whereas the notes payable to unrelated parties is interest free. The Company believes that the cash generated from normal operation will be sufficient to pay off its liabilities as the short-term borrowings and commitments fall due.

Working Capital
Our working capital deficiency decreased by $1,972,454 to $(3,879,469) at March 31, 2006, as compared to $(5,851,923) at December 31, 2005. The decrease in working capital deficiency at March 31, 2006 was mainly attributable to our decrease in short term debt of $2,692,925 and other payables and current liabilities of $1,075,345 and an increase in inventories of $1,006,797 offset by an increase in accounts payable of $1,678,111 and a decrease in cash of $943,945.

The Company currently generates its cash flow through operations and the Company believes that its cash flow generated from operations will be sufficient to sustain operations for the next twelve months. Also, from time to time, the Company may require extra funding through financing activities and investments for expansion. Also, from time to time, the Company may come up with new expansion opportunities for which our management may consider seeking external funding and financing. However, as of March 31, 2006, the Company had no solid plan for additional capital through external funding and financing.

Code of Ethics
The company has adopted a code of ethics that applies to the company's principle executive officer, Principal financial officer, principal accounting officer or controller. The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the period ended March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b)  Changes in Internal Controls.

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In December of 2005, the Company filed a legal action against Hainan Haomai Pharmaceutical Co., Ltd for its infringement upon the patent of Etimicin transfusion. As the plaintiff, the Company has claimed compensation of approximately USD 60,000 for the infringement. The judgment is expected to come in the near future.

Item 4. Submission of Matters to a Vote of Security Holders.

On February 24, 2006 the Company amended its Articles of Incorporation to change the name of the Company to Aida Pharmaceuticals, Inc. The amended articles were filed with the State of Nevada on February 24, 2006 and the name change became effective today, March 6, 2006. The action was approved by written consent of the shareholders and directors of the Company on January 9, 2006. An Information Statement describing the name change was filed with the Securities and Exchange Commission and mailed to all shareholders of record on January 19, 2006.

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

Date	Form	Items Reported
1-11-06	8-K/A	2.01, 3.02, 5.01, 5.02, 5.03, 5.06 and 9.01

2-2-06	8-K	4.01 and 9.01

2-27-06	8-K	5.02

3-7-06	8-K	5.02 and 9.01

4-14-06	8-K	2.02 and 9.01

Exhibits

  Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	Title of Document	Location
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIDA PHARMACEUTICALS, INC.

Date: May, 2006

/s/ Biao Jin
Mr. Biao Jin
Chief Executive Officer

Date: May , 2006

/s/ Hui Lin
Ms. Hui Lin
Chief Financial Officer