Form 10QSB
period 2006-06-30
AIDA PHARMACEUTICALS INC
filed 2006-08-14
CIK 1220286

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response . . . . 182
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

As of August 10, 2006, there were 27,000,000 shares of $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes ☐  No ☒

SEC2334(9-05)  Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB
AIDA PHARMACEUTICALS, INC.
INDEX

		Page
PART I.	Financial Information

	Item 1. Financial Statements ( Unaudited)	3

	Condensed Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and December 31, 2005	3

	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2006 and 2005 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements as of June 30, 2006 (Unaudited)	8

	Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation	22

	Item 3. Controls and Procedures	37

PART II.	Other Information	37

	Item 1. Legal Proceedings	37

	Item 6. Exhibits and Reports on Form 8-K	38

	Signatures	38

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

AIDA PHARMACEUTICAL, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS	June 30, 2006 (Unaudited)	December 31, 2005
CURRENT ASSETS
Cash and cash equivalents	$5,684,350	$3,129,45
Restricted cash	1,991,196	1,903,487
Accounts receivable, net of allowance for doubtful accounts of $386,688 and $386,688 as of June 30, 2006 and December 31,2005, respectively	9,752,632	9,390,137
Notes receivable	2,929,596	3,323,076
Inventories	3,978,566	3,348,592
Deferred tax assets	10,246	-
Due from related parties	1,129,471	54,120
Other receivables, prepaid expenses, and other assets	449,724	449,672
Due from employees	445,199	497,486
Prepayments for goods	380,700	316,960
Total current assets	26,751,680	22,412,980

Plant and equipment, net	11,607,066	11,987,572
Land use rights, net	2,150,559	1,755,440
Construction in progress	878,722	856,776
Patents, net	1,887,327	1,788,014
Due from employees	792,364	616,440
Long term investments	288,836	218,605
Deposits	4,243,585	2,817,391
Deferred compensation	1,274,167	-
Deferred taxes	240,367	205,919

TOTAL ASSETS	$50,114,673	$42,659,137

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,125,248	$1,622,449
Other payables and accrued liabilities	1,865,426	3,003,233
Accrued expense	2,162,254	-
Short term debts	23,665,617	21,450,710
Due to related parties	316,753	159,492
Taxes payable	117,130	38,722
Customer deposits	1,182,220	1,390,526
Due to employees	212,668	493,492
Deferred taxes	163,011	106,279
Total current liabilities	32,810,327	28,264,903

LONG-TERM LIABILITIES
Long-term bank loans	3,752,064	3,717,380
Deferred taxes	477,806	387,316
Notes payable	2,126,169	-
Minority interests	3,707,572	3,565,431
Total long-term liabilities	10,063,611	7,670,127

TOTAL LIABILITIES	42,873,938	35,935,030

SHAREHOLDERS’ EQUITY
Common stock, $0.006 par value; 75,000,000 shares authorized; 25,000,000 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	150,000	150,000
Additional paid-in capital	3,293,323	3,293,323
Retained earnings (the restricted portion is $593,971 and $593,971 at June 30, 2006 and December 31, 2005, respectively)	3,562,972	3,136,495
Accumulated other comprehensive income	234,440	144,289
Total Shareholders’ Equity	7,240,735	6,724,107
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,114,673	$42,659,137

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS
OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005

REVENUES	$7,284,888	$5,031,908	$12,599,694	$9,832,579

COST OF GOODS SOLD	(3,579,700)	(1,191,544)	(6,554,934)	(2,627,422)

GROSS PROFIT	3,705,188	3,840,364	6,044,760	7,205,157

Research and development	-	-	-	(120,824)

Selling and distribution	(1,863,507)	(2,893,166)	(3,540,243)	(4,357,773)

General and administrative	(939,536)	(938,671)	(1,586,281)	(1,563,252)

INCOME FROM OPERATIONS
	902,145	8,527	918,236	1,163,308
OTHER INCOME (EXPENSES)

Interest expense, net	(384,500)	(267,895)	(653,191)	(481,877)

Government grants	43,124	72,746	503,587	121,640

Gain on sale of investment	12,490	-	12,490	-

Gain on non-monetary transactions	-	-	-	125,097

Other (loss) income, net	31,403	(63,203)	71	5,041

INCOME (LOSS) BEFORE INCOME TAXES	604,662	(249,825)	781,193	933,209

INCOME TAXES	(130,270)	(62,942)	(227,110)	(123,240)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE MINORITY INTERESTS	474,392	(312,767)	554,083	809,969

MINORITY INTERESTS	(75,504)	146,870	(142,141)	(229,131)

INCOME (LOSS) FROM CONTINUING OPERATIONS	398,888	(165,897)	411,942	580,838

DISCONTINUED OPERATION

Gain from disposition of discontinued operation	-	-	-	26,068

Income from discontinued operation	-	-	-	161,341

GAIN FROM DISCONTINUED OPERATION	-	-	-	187,409

NET INCOME (LOSS)	398,888	(165,897)	411,942	768,247

OTHER COMPREHENSIVE INCOME
Foreign Currency Translation gain	22,918	28	90,151	45

OTHER COMPREHENSIVE INCOME
BEFORE INCOME TAXES	22,918	28	90,151	45

INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME	(7,563)	(9)	(29,750)	(15)

OTHER COMPREHENSIVE INCOME,
NET OF INCOME TAXES	15,355	19	60,401	30

COMPREHENSIVE INCOME (LOSS)	$414,243	$(165,878)	$472,343	$768,277
WEIGHTED AVERAGE SHARES
OUTSTANDING BASIC AND DILUTED	25,000,000	23,375,000	25,000,000	23,375,000

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS
OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
Income (loss) per common share from continuing operations,
basic and diluted	$0.02	$(0.01)	$0.02	$0.03

Income per common share from gain from disposition of
discontinued operations, basic and diluted	$0.00	$0.00	$0.00	$0.00

Income per common share from income from discontinued
operations, basic and diluted	$0.00	$0.00	$0.00	$0.01

Net income per common share, basic and diluted	$0.02	$(0.01)	$0.02	$0.03

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)	For the Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$411,942	$768,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	810,053	687,191
Deferred taxes	102,527	(274,392)
Gain from forgiveness of debt	-	(125,097)
Minority interests’ share of net income	142,140	229,130
Loss of disposal of fixed assets	230	-
Amortization of deferred compensation	45,833	-
Gain on disposal of discontinued operation	-	(26,068)
Gain on sale of investment	(12,490)	-
Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(362,495)	32,608
Inventories	(629,974)	793,151
Other receivables, prepaid expenses, and other assets	(53)	618,826
Prepayments for goods	(63,740)	(1,292)
Discontinued operation	-	423,351
Increase (Decrease) In:
Accounts payable	1,502,800	(79,992)
Other payables and accrued liabilities	(295,554)	565,631
Due to employees	(280,824)	259,678
Taxes payable	78,410	84,287
Customer deposits	(208,306)	780,088
Discontinued operation	-	876,051
Net cash provided by operating activities	1,240,499	5,611,398
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(87,709)	(2,022,957)
Purchases of plant and equipment	(164,021)	(473,406)
Purchases of construction in progress	(13,950)	-
Proceeds from disposal of discontinued operation, net of cash sold	-	1,581,755
Cash received from sale of plant and equipment	819	-
Purchase of land use right	(394,169)	-
Deposit for land use right	(986,915)	-
Deposit for long term investment	(499,749)	-
Deposit for fixed assets	(7,880)	-
Deposit for patent	(125,069)	-
Notes receivable	393,479	(1,335,312)
Due from related parties	(1,075,350)	-
Due from employees	(123,638)	(1,134,201)
Proceeds from disposal of investment	137,559	-
Purchase of investment	(187,603)	-
Purchase of a subsidiary, net of cash acquired	-	(936,707)
Discontinued operation	-	224,141
Net cash used in investing activities	(3,134,196)	(4,096,687)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	2,214,907	-
Repayment of short-term debt	-	(1,437,167)
Proceeds from long-term debt	34,684	-
Proceeds from notes payable	2,126,169	3,256,526
Proceeds from related parties	157,262	-
Repayment to related parties	-	(2,282,174)
Discontinued operation	-	(1,666,084)
Net cash provided (used in) financing activities	4,533,022	(2,128,899)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,639,325	(614,188)
See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2006	2005

Effect of exchange rate changes on cash	(84,425)	(2,310)
Cash and cash equivalents at beginning of period	3,129,450	2,810,050

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,684,350	$2,193,552

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$(79,533)	$(912)
Interest paid	$(671,098)	$(497,244)

SUPPLEMENTAL NON-CASH DISCLOSURES:

1. During the three months ended March 31, 2005, a liability of $639,230 was settled by transferring equipment with a net book value of $514,133 resulting in a $125,097 gain.

2. During the six months ended June 30, 2006, $274,229 was transferred from deposits to patents.

3.  On February 1, 2005, the Company purchased an additional 52% interest in Changzhou Fangyuan Pharmaceutical Co., Ltd. for $3,232,542. Thereafter, Changzhou Gangyuan
     Pharmaceutical Co., Ltd. became a 66% owned subsidiary of the Company, The following represents the assets purchased and liabilities assumed at the acquisition date:

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
AS OF JUNE 30, 2006
(UNAUDITED)

1.     ORGANIZATION AND PRINCIPAL ACTIVITIES

Aida Pharmaceuticals, Inc. (Formerly BAS Consulting, Inc. (“BAS”)) (“Aida” or the "Company") was incorporated under the laws of the State of Nevada on December 18, 2002. The Company was considered a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7 until the share exchange agreement between the shareholders of Earjoy Group Limited (“Earjoy”) and the Company became effective. During its development stage, the Company has developed and refined its basic business plan and strategy and commenced making business contacts and seeking clients. On March 6, 2006, BAS Consulting, Inc. changed its name to Aida Pharmaceuticals, Inc.

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

After the share exchange, HAPC became the principal operating subsidiary of the Company and is deemed to be the accounting acquirer and the exchange transaction has been accounted for as a reverse acquisition in accordance with SFAS No. 141, “Business Combinations”. The acquisition will be accounted for as the recapitalization of HAPC since, at the date of acquisition, the prior consulting operations generated no revenue.

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

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)
3.     PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Aida Pharmaceuticals, Inc. (Formerly BAS Consulting , Inc.) and the following subsidiaries:

(i)     Earjoy Group Limited (“Earjoy”)(100% subsidiary of Aida);
(ii)    Hangzhou Aida Pharmaceutical Co., Ltd. (“HAPC”)(100% Subsidiary of Earjoy);
(iii)   Hangzhou Boda Medical Research and Development Co.,(“Boda”)(100% Subsidiary of HAPC);
(iv)   Hainan Aike Pharmaceutical Co., Ltd. (“Hainan”) (50% subsidiary of HAPC) and Yang Pu Aike
         Pharmaceutical Co., Ltd. (“Yangpu”)(95% subsidiary of Hainan). HAPC exercise significant influence over Hainan by controlling over 50% of the voting rights;
(v)    Changzhou Fangyuan Pharmaceutical Co., Ltd.(“Fangyuan”)(66% subsidiary of HAPC).

All significant inter-company accounts and transactions have been eliminated in consolidation.

4.     CONCENTRATIONS

The Company has four major customers who accounted for the following percentages of total sales and total accounts receivable in 2006 and 2005:

	Sales		Accounts Receivable
Major Customers	For the Six Months Ended June 30, 2006	For the Six Months Ended June 20, 2005
			June 30, 2006	December 31, 2005

Company A	15%	12%	5%	7%
Company B	8%	4%	1%	0%
Company C	6%	2%	1%	1%
Company D	5%	1%	6%	2%

The Company has two major suppliers who accounted for the following percentages of total purchases and total accounts payable in 2006 and 2005:

	Purchases		Accounts Payable
Major Suppliers	For the Six Months Ended June 30, 2006	For the Six Months Ended June 20, 2005
			June 30, 2006	December 31, 2005

Company E	11%	12%	10%	7%
Company F	7%	8%	3%	6%

The sole market of the Company is the PRC for the periods ended June 30, 2006 and 2005.

Of the total revenue for the six months ended June 30, 2006, 47% was fully dependent on the patent for Etimicin Sulfate owned by the Company. The net book value of the patent is $96,850 at June 30, 2006.

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)

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

	June 30, 2006	December 31, 2005
Period end RMB: US$ exchange rate	7.9956	8.0702
Average yearly RMB: US$ exchange rate	8.0329	8.1734

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

Basic earning (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive securities outstanding for the periods presented.

8.     EARNING PER SHARE

Basic earning (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive securities outstanding for the periods presented.

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)
9.     NOTES RECEIVABLE

Notes receivable at June 30, 2006 and December 31, 2005 consist of the following:

Bank acceptance notes :
	June 30, 2006 (Unaudited)	December 31, 2005
Due February 4, 2006 (subsequently settled)	$-	$8,674
Due February 15, 2006 (subsequently settled)	-	136,864
Due March 11, 2006 (subsequently settled)	-	6,196
Due April 13, 2006 (subsequently settled)	-	49,566
Subtotal	-	201,300

Notes receivable from related companies:
	June 30, 2006 (Unaudited)	December 31, 2005
Due October 14, 2006	-	319,951
Due November 11, 2006	375,206	371,738
Due November 30, 2006	62,534	61,956
Due December 2, 2006	62,534	123,913
Due December 14, 2006	454,183	-
Due December 31, 2006	11,506	-
Subtotal	965,963	877,558

Notes receivable from unrelated companies:
	June 30, 2006 (Unaudited)	December 31, 2005
Due May 20, 2006 (subsequently settled)	-	123,913
Due December 1, 2006	869,566	1,160,265
Due November 30, 2006	968,998	960,040
Due May 31, 2007	125,069	-
Subtotal	1,963,633	2,244,218

Total	$2,929,596	$3,323,076

    Notes receivable are interest-free and unsecured.

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)
10.     INVENTORIES

Inventories at June 30, 2006 and December 31, 2005 consist of the following:

	June 30, 2006 (Unaudited)	December 31, 2005

Raw materials	$998,532	$735,017
Work-in-progress	752,654	357,220
Finished goods	2,227,380	1,788,025
Processing materials	-	468,330
	$3,978,566	$3,348,592

11.     DUE TO/FROM REALTED PARTIES

(I) Due From Related Parties

	June 30, 2006 (Unaudited)	December 31, 2005
Current:
Ningbo Tianheng Pharmaceuticals Co., Ltd.	$12,507	$12,391
Hangzhou Jin’ou Medicine Co., Ltd	1,061,930	-
Zhejiang Guobang Veterinary Drug Co., Ltd.	55,034	41,729
Total due from related parties	$1,129,471	$54,120

(II) Due To Related Parties

	June 30, 2006 (Unaudited)	December 31, 2005
.
Merlin Green Canada Inc.	$26,431	$136,593
Jin’ou Group	201,961	22,899
Zhejiang Guobang Co., Ltd.	88,361	-
Total due to related parties	$316,753	$159,492

(III) Due From Employees

	June 30, 2006 (Unaudited)	December 31, 2005

Current	$445,199	$497,486
Long-term	792,364	616,440
Total due from employees	$1,237,563	$1,113,926

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)
11. DUE TO/FROM RELATED PARTIES(CONTINUED)

  (IV) Due To Employees

	June 30, 2006 (Unaudited)	December 31, 2005

Current	$212,668	$493,492
Total due to employees	$212,668	$493,492

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

The following is the pro forma net income and basic and diluted net income per share of the Company for the six months ended June 30, 2005 assuming the acquisition was completed on January 1, 2005:

Net income	$1,494,777

Net income per share, basic and diluted	$0.06

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)

13.     PLANT AND EQUIPMENT

Plant and equipment consist of the following as of June 30, 2006 and December 31, 2005:

	June 30, 2006 (Unaudited)	December 31, 2005
At cost:
Buildings	$7,023,763	$6,944,082
Machinery	8,013,202	7,832,139
Motor vehicles	613,319	607,649
Office equipment	551,395	573,220
Leasehold improvements	369,439	366,024
	16,571,118	16,323,114
Less: Accumulated depreciation
Buildings	1,198,952	1,089,490
Machinery	2,998,371	2,582,907
Motor vehicles	377,212	332,125
Office equipment	318,128	293,561
Leasehold improvements	71,389	37,459
	4,964,052	4,335,542
Plant and equipment, net	$11,607,066	$11,987,572

Depreciation and amortization expense for six months ended June 30, 2006 and 2005 is $668,478 and $486,405, respectively.

14.     LAND USE RIGHTS

	June 30, 2006 (Unaudited)	December 31, 2005

Cost	$2,307,952	$1,896,091
Less: Accumulated amortization	(157,393)	(140,651)
Land use rights, net	$2,150,559	$1,755,440

Amortization expense for six months ended June 30, 2006 and 2005 is $20,627 and $19,009 respectively.

Amortization expense for the next five years and thereafter is as follows:

2006 within half year	$17,762
2007	47,362
2008	47,362
2009	47,362
2010	47,362
Thereafter	1,943,349
Total	$2,150,559

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)

15.     PATENTS

	June 30, 2006 (Unaudited)	December 31, 2005

Cost	$2,414,339	$2,194,078
Less: Accumulated amortization	(527,012)	(406,064)
Patents, net	$1,887,327	$1,788,014

In February 2005, the Company acquired a patent valued at $1,868,534 in connection with the acquisition of Changzhou Fangyuan Pharmaceutical Co., Ltd. (See Note 12) Amortization expense for six months ended June 30, 2006 and 2005 is $120,948 and $44,662, respectively.

Amortization expense for the next five years and thereafter is as follows:

2006 within half year	$165,995
2007	331,991
2008	289,723
2009	276,344
2010	226,316
Thereafter	596,958
Total	$1,887,327

16.    DEPOSITS

Deposits at June 30, 2006 and December 31, 2005 consist of the following:

	June 30, 2006 (Unaudited)	December 31, 2005

Deposits for patent	$749,787	$910,138
Deposits for plant and equipment	1,095,382	1,003,930
Deposits for land use right	1,332,105	341,999
Deposits for acquisition	1,066,311	561,324
Total	$4,243,585	$2,817,391

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)
17.     LONG-TERM INVESTMENTS

As of June 30, 2006, long-term investments consist of the following:

	Ownership Interest	June 30, 2006 (Unaudited)	Ownership Interest	December 31, 2005
At cost:
Hangzhou Longde Medical Machinery Co., Ltd.	10.6%	$101,233	10.6%	$97,790
Zhejiang Anglikang Pharmaceutical Co., Ltd.	-	-	8.33%	120,815
Hangzhou Jin'ou Medicine Co,. Ltd	50.0%	187,603		-
		$288,836		$218,605

In April 2006, the Fangyuan , 66% subsidiary of the HAPC, entered into an agreement with Jin’ou Group to set up Hangzhou Jin’ou Medicine Co., Ltd (“Jin’ou Medicine”). Pursuant to the mutual agreement, Fangyuan would invest $312,672 accounting for 40% of total equity capital in Jin’ou Medicine to be registered. At June 30, 2006, Fangyuan invested $187,603 representing a 50% ownership. The remaining amount of the investment will be paid by December 31, 2006. Since the Company does not hold over 50 percent of the outstanding voting shares, and the Company cannot exercise control over Jin’ou Medicine’s operation, the investment is accounted for under the equity method.

On June 8, 2006, the HAPC entered into agreement with Wu Weihua to transfer its 8.33% interest in Zhejiang Angikang Pharmaceutical Co., Ltd. in exchange of $137,560 with a gain of $12,490.

18.     SHORT -TERM DEBT

Short-term debt as of June 30, 2006 consists of the following:
	June 30, 2006 (Unaudited)	December 31, 2005
Loans from Industrial and Commercial Bank of China Qingchun Branch, due July 24, 2006, monthly interest only payments at 5.115% per annum, secured by assets owned by the Company. (subsequently repaid on its due date)	$-	$743,476

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)

	June 30, 2006 (Unaudited)	December 31, 2005
Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 1, 2006, monthly interest only payments at 5.115% per annum, secured by assets owned by the Company. (subsequently repaid on its due date)	875,482	867,389

Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 8, 2006, monthly interest only payments at 5.115% per annum, secured by assets owned by the Company. (subsequently repaid on its due date)	781,680	774,454

Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 21, 2006, monthly interest only payments at 5.115% per annum, secured by assets owned by the Company.	625,344	619,563

Loans from Industrial and Commercial Bank of China Qingchun Branch, due June 6, 2007, monthly interest only payments at 5.363% per annum, secured by assets owned by the Company	1,250,688	-

Loans from Industrial and Commercial Bank of China Qingchun Branch, due June 27, 2007, monthly interest only payments at 5.363% per annum, secured by assets owned by the Company	750,413	-

Loan from Hangzhou Commercial Bank Gaoxin Branch due February 27, 2007, monthly interest only payments at 5.363% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd..	1,250,688	-

Loan from Bank of China Kaiyuan Branch due April 17, 2006, monthly interest only payments at 5.58% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. And Qiu Jiajun & Jin Biao (subsequently repaid on its due date)	-	1,239,127

Loan from Hangzhou Commercial Bank Gaoxin Branch April 25, 2006, monthly interest only payments at 5.115% per annum, guaranteed by Hangzhou Jin’ou And Xinchang Guobang Chemicals Co., Ltd. (subsequently repaid on its due date)	-	1,239,127

Loan from Industrial and Commercial Bank of China due April 10, 2006, monthly interest only payments at 4.575% per annum, secured by assets owned by the Company. (subsequently repaid on its due date)	-	1,115,214

Loan from Bank of China Kaiyuan Branch due May 8, 2007, monthly interest only payments at 5.606% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	1,000,550	-

Loan from Bank of China Kaiyuan Branch due May 16, 2007, monthly interest only payments at 5.606% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	625,344	-

Loan from Bank of China Kaiyuan Branch due April 17, 2007, monthly interest only payments at 5.348% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	2,126,169	-

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)

	June 30, 2006 (Unaudited)	December 31, 2005
Loan from Industrial Bank due September 26, 2006, monthly interest only payments at 5.115% per annum, respectively, guaranteed by Jin’ou Group	1,250,688	1,239,127

Loan from Huaxia Bank Wenhui Branch due April 3, 2007, monthly interest only payments at 5.348% per annum, guaranteed by Ningbo Tianheng Co., Ltd	750,413	-

Loan from Bank of Communication Qingchun Branch, due June 5, 2007 monthly interest only payments at 5.363% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd	1,250,688	-

Loan from Bank of Communication Qingchun Branch, due June 19, 2007 monthly interest only payments at 5.363% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd	1,250,688	-

Loan from China Development Bank Haikou Branch, due November 24, 2006, monthly interest only payments at 5.115% per annum, guaranteed by Haikou Assure Investment Ltd.	187,603	371,738

Loan from Changzhou Commercial Bank, due January 1, 2006, monthly interest only payments at 4.785% per annum, guaranteed by Xinchang Guobang Chemicals Co. Ltd. (subsequently repaid on its due date)	-	619,563

Loan from Changzhou Commercial Bank, due February 15, 2006, monthly interest only payments at 6.51% per annum, guaranteed by Changzhou High-tech Development Co. Ltd. (subsequently repaid on its due date)	-	619,563

Loan from Huaxia Bank Wenhui Branch due March 16, 2006, monthly interest only payments at 4.8825% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. and Ningbo Tianheng Pharm. Co. Ltd. (subsequently repaid on its due date)	-	743,476

Loan from China Citic Bank Hangzhou Branch, due January 22, 2006, monthly interest only payments at 4.785% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. (subsequently repaid on its due date)	-	495,651

Loan from Changzhou Commercial Bank, due January 21, 2006, monthly interest only payments at 6.975% per annum, guaranteed by Changzhou High-tech Development Co. Ltd. (subsequently repaid on its due date)	-	3,097,817

Loans from Changzhou Commercial Bank, due December 26, 2006, monthly interest only payments at 6.975% per annum, secured by assets owned by the Company.	250,138	-

Loans from Changzhou Commercial Bank, due June 20, 2007, monthly interest only payments at 6.975% per annum, secured by assets owned by the Company.	1,106,859	-

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)

	June 30, 2006 (Unaudited)	December 31, 2005
Loans from Changzhou Commercial Bank, due June 28, 2007, monthly interest only payments at 6.975% per annum, secured by assets owned by the Company.	1,769,722	-

Total short-term bank loans	17,103,157	13,785,285

Notes payable to unrelated companies:	June 30, 2006 (Unaudited)	December 31, 2005
Due January 4, 2006 (subsequently repaid on its due date)	-	146,261
Due April 5, 2007	312,672	309,781
Due April 20, 2007	312,672	309,781
Due April 29, 2006	-	743,476
Due May 1, 2006	-	1,239,127
Due May 9, 2006	-	146,361
Due May 25, 2006	-	1,239,127
Due August 31, 2006	1,375,757	1,363,039
Due November 30, 2006	2,069,888	2,168,472
Due October 29, 2006	1,240,783	-
Due December 15, 2006	1,250,688	-
Total notes payable	6,562,460	7,665,425
Total short-term debt	$23,665,617	$21,450,710

19.     NOTES PAYABLE

Notes payable as of June 30, 2006 consists of the following:

Notes payable to unrelated companies:	June 30, 2006 (Unaudited	)	December 31, 2005

Due December 31, 2009	$875,481		$-
Due February 20, 2009	1,250,688		-
Total	$2,126,169		$-

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)

20.     DISCONTINUED OPERATION

On April 1, 2005, HAPC entered into a disposition agreement with Zhejiang Guobang Veterinary Drug Co., Ltd., a company controlled by the director of the Company. Pursuant to the agreement HAPC agreed to sell all of its interest in the branch in Shangyu, PRC to Zhejiang Guobang Veterinary Drug Co., Ltd. for $1,603,533 resulting in a gain of $26,068. In association with the agreement, the branch in Shangyu, PRC was no longer a consolidated subsidiary of the HAPC. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long−Lived Assets,” the results of operations of the branch in Shangyu are removed from the detail line items in the company’s financial statements and presented separately as “discontinued operation”. The income from discontinued operation of $0 and $161,341 for the six months ended June 30, 2006 and 2005, respectively, and the gain from disposition of discontinued operation of $26,068 in 2005 are reflected in the Company’s condensed consolidated statements of income for the six months ended June 30, 2005.

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

21.     DEFERRED COMPENSATION

According to the executed consulting agreements, the Company will issue 1,200,000 shares of common stock to two consultants as compensation for their marketing consulting service from June 5, 2006 to June 5, 2008. The shares were valued at $1,320,000 using the closing share price of $1.10 at the date service commenced. The amount is included in accrued expenses in the condensed consolidated balance sheet at June 30, 2006. The deferred compensation is amortized over the service period. For the six months ended June 30, 2006, amortization expense is $45,833 and $1,274,167 was reflected as deferred compensation.

AIDA PHARMACEUTICALS, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)

22.     COMMITMENTS AND CONTINGENCIES

The Company occupies plant and office space leased from third parties. Accordingly, for the six months ended June 30, 2006 and 2005, the Company recognized rental expense for these spaces of $126,801 and $26,045 respectively.

As of June 30, 2006, the Company has outstanding commitments with respect to non-cancelable operating leases for real estate, which fall due as follows

Period Ending June 30	Amount
2007	54,901
2008	79,381
2009	70,041
2010	70,041
2011	70,041
Thereafter	145,918
Total	$490,323

As of June 30, 2006, the Company has outstanding commitments with respect to non-cancelable capital injection to Jin’ou medicine and Shanghai Qiaer Bio-Technology Co., Ltd., which fall due as follows

Period Ending June 30	Amount
2007	2,157,962
Total	$2,157,962

23.     SUBSEQUENT EVENTS

On March 31, 2006, the HAPC entered into a share purchase agreement with Zhejiang Medical Group Inc. to purchase an additional 45% of the outstanding shares of Shanghai Qiaer Bio-Technology Co., Ltd., a company engaged in the research, development and sales of pharmaceutical products and related services, for $495,650. Previously, HAPC had paid $561,324 as a deposit to purchase 55% of the outstanding shares of Shanghai Qiaer Bio-Technology Co., Ltd. Had the acquisition been finalized under its original terms, Shanghai Qiaer Bio-technology Co., Ltd. would have become a 100% owned subsidiary of the Company.

After re-negotiating the original 55% Qiaer share purchase, on July 15, 2006, HAPC amended its purchase agreement with Shanghai Handsome Biotech Co., Ltd. to reduce the percent of Qiaer shares originally purchased from 40% at a price of $223,058 to 17.5% at a price of $1,350,788. The Company also amended the purchase agreement with Zhongtuo Times Investment Co., Ltd. for 15% of the Qiaer shares at a price of $281,936 to $1,065,093. Thus, the Company received 32.5% of Qiaer for a total purchase price of $2,415,880. The acquisition was completed on August 8, 2006 and upon consummation, the Company owns a total of 77.5% of Qiaer.

The following is the pro forma net income and basic and diluted net income per share of the Company assuming the acquisition was completed on January 1, 2005:

	For the six Months Ended June 30, 2006 (Unaudited)	December 31, 2005 (Unaudited)

Net income	$235,610	$1,270,467

Net income per share, basic and diluted	$0.01	$0.05

In June 2006, the HAPC adopted a Non-qualified Stock Grant and Option Plan (“Plan”) that provides for the granting of shares to two consultants and key employees. The Plan reserves 2,000,000 shares of common stock, including 1,200,000 shares granted to two consultants “Zheng Zhigang “ and “Qiao Bei”, and 800,000 shares to the employees.

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

On March 6, 2006, the Company amended its Articles of Incorporation to change the name of the Company to Aida Pharmaceuticals, Inc. As a result of the acquisition, we now operate the business of AIDA Pharmaceuticals, Inc.

On July 5, 2006, the Company registered 2,500,000 shares of its common stock, $.001 par value on Form S-8 with the Securities and Exchange Commission. Pursuant to the registration statement, the Company issued 2,000,000 shares to employees and consultants.

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

On March 31, the Company entered into an agreement to purchase at a price of $495,650, an additional 45% of the outstanding shares of Shanghai Qiaer Bio-Technology Co., Ltd. from Zhejiang Pharmaceutical Co., Ltd. The Company previously had given a deposit to purchase 55% of Shanghai Qiaer Bio-Technology Co., Ltd. and with the purchase of the additional 45% of the outstanding shares, the Company would have owned 100% and Shanghai Qiaer Bio-Technology Co., Ltd. would have been considered a wholly owned subsidiary. Shanghai Qiaer Bio-Technology Co., Ltd. is a company engaged in the research, development and sales of pharmaceutical products and related services.

Subsequent to the above report, the Company has re-negotiated the original 55% Qiaer share purchase. The Company amended its purchase agreement with Shanghai Handsome Biotech Co., Ltd. to reduce the percent of Qiaer shares originally purchased from 40% at a price of RMB 1.78 million (approx. USD $223,058) to 17.5% at a price of RMB 10.78 million (approx. USD $1,350,788). The Company also amended the purchase agreement with Zhongtuo Times Investment Co., Ltd. for 15% of the Qiaer shares at a price of RMB 2.25 million (approx. USD $281,936) to RMB 8.5 million (approx. USD $1,065,093). Thus, the Company received 32.5% of Qiaer for a total purchase price of RMB 19.28 million (approx. USD $2,415,880). The purchase agreement with Zhejiang Pharmaceutical Co., Ltd. remains unchanged.

On August 8, the Company completed and closed the Share Purchase Agreements with Zhejiang Pharmaceutical Co., Ltd , Shanghai Handsome Biotech Co., Ltd and Zhongtuo Times Investment Co., Ltd. respectively. With these agreements, the Company acquired 77.5% of the outstanding shares of Shanghai Qiaer Bio-Technology Co., Ltd collectively. Copies of those Agreements was previously filed as an Exhibit to our Current Report on Form 8-K dated April 14 and April 24 respectively as filed with the Securities and Exchange Commission.

At the closing of this transaction, the Company received the registration certificate in the name of the Company for the 77.5% of the outstanding shares of Shanghai Qiaer Bio-Technology Co., Ltd. The chairman of the Board and CEO of the Company, Mr. Jin Biao was elected as the Board Chairman of Shanghai Qiaer Bio-Technology Co., Ltd , the Company has two positions including Mr.Jin of the total three in the Board of Directors of Shanghai Qiaer Bio-Technology Co., Ltd.

Qiaer Bio-Tech was founded in 2001 and is located in the Zhangjiang Hi-tech development zone in Shanghai, China. The key product of Qiaer Bio-Tech is rh-Apo21, a pioneering potential gene drug used for cancers. The rh-Apo21 is nearing the end of the Phase I clinical trial which is expected to be complete by the end of April 2006. Qiaer Bio-Tech has applied for three patents from the Chinese government authority, one of which has been granted with the other two in process.

Before the re-negotiation, the Phase I clinical trial of rh-Apo2l has been successfully completed. Management believes its determination to re-negotiate the Shanghai Handsome Biotech Co., Ltd. and the Zhongtuo Times Investment Co., Ltd. contracts for the purchase of Qiaer shares was reasonable in view of the fact that the Qiaer market value had significantly increased and represents a considerable potential benefit to the Company’s shareholders.

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

➢
Apoptotic Factor (rh-Apo2l). Rh-Apo2l is being evaluated in a Phase I trial as a potential cancer therapeutic. The Phase I clinical trials was completed at the end of June, 2006. Shanghai Qiaer Bio-Technology, which is acquired by Hangzhou Aida, has applied for three patents from the Chinese government authority. One patent has been granted and the other two are currently in process. We plans to complete the second and third stage clinical trials in the second half of 2007 and get production approval in the second half of 2008.

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

➢
Prodigiosin to Treat Pancreatic Cancer. Prodigiosin, a naturally occurring red pigment, is currently in pre-clinical trials for the treatment of pancreatic cancer. Aida Pharmaceuticals is developing a method to utilize the biochemical properties of Prodigiosin to create a non-invasive treatment for pancreatic cancer.

➢
Anti-CD86 Monoclonal Antibody to Treat Immunity Diseases. Certain immunity diseases activate T-cells (a type of white blood cell), causing them to unnecessarily attack healthy tissue. Aida’s goal in developing the Anti-CD86 Monoclonal Antibody is to inhibit T-cells from harming healthy tissue.

➢
Anti-CTLA-4 Monoclonal Antibody to Inhibit Tumor Growth. In the case of certain cancers, tumors over-express self-proteins, essentially hiding the tumor from the immune system. Aida Pharmaceuticals is in the development stages of Anti-CTLA-4 Monoclonal Antibody which may relieve the inhibition of T-cells allowing them to identify the over-expressed proteins and in turn naturally attack cancer cells without harming healthy tissues.

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

The Company is readying for the production of several new drugs including the commercialization of Shanghai Qiaer Bio-Technology’s Rh-Apo2l within two years, which should boost the sales growth of Aida per annum.

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

For the six months ended June 30, 2006, management of the Company provided a reserve on its accounts receivable to reflect management’s expectation on the collectibility of aged accounts receivable. Management’s estimation of the reserve on accounts receivable at June 30, 2006 was based on the current facts that there are aged accounts receivable. Management has assessed the customers’ ability to continue to pay the outstanding invoices timely, and whether their financial position will deteriorate significantly in the future which would result in their inability to pay their debts to the Company.

For the second quarter ended June 30, 2006, the Company had made no impairments for Long-lived assets. Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company also periodically evaluates the amortization periods of its depreciable assets to determine whether subsequent events and circumstances warrant revised estimates of the useful lives.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

The following table sets forth selected statements of income data as a percentage of revenues for the three months indicated.

	Three Months Ended June 30,
	2006	2005

Revenues	100.00%	100.00%
Cost of goods sold	(49.14)%	(23.68)%
Gross margin	50.86%	76.32%
Research and development	0.00%	0.00%
Selling and distribution	(25.58)%	(57.50)%
General and administrative	(12.90)%	(18.65)%
Other income (expense)	(4.08)%	(5.13)%
Income taxes	(1.79)%	(1.25)%
Minority interests	(1.03)%	(2.92)%
Gain from discontinued operation	0.00%	0.00%
Net income	5.48%	(3.30)%

Revenues, Cost of Goods Sold and Gross Profit
Revenues for the three months ended June 30, 2006 were $7,284,888 an increase of $2,252,980 from $5,031,908 for the three months ended June 30, 2005. Compared to the second quarter of 2005, the increase in sales revenues from our group of companies engaging in the production of different types of Etimicin for the second quarter of 2006 and 2005 were as follows:

	Three Months Ended June 30,
Companies	2006	2005	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co., Ltd (“Hangzhou Aida”) specializes in the production of Etimicin powder	$2,735,648	$3,324,104	$(588,456)

Hainan Aike pharmaceutical Co., Ltd (“Aike”) specializes in the production of Etimicin transfusion	3,692,482	1,583,102	2,109,380

Hangzhou Boda Medical Research and Development Co., Ltd.(“Boda”)	-	-	-

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”) specializes in the production of Etimicin injection	856,758	124,702	732,056

TOTAL	$7,284,888	$5,031,908	$2,252,980

For the three months ended June 30, 2006, the sales of Hangzhou Aida decreased by $588,456 or 17.70% as compared to the same period of 2005. But the decrease percentage of 17.70% has been improved remarkably as compared to the decrease percentage of 47.16% for the first quarter this year. This reason was that Hangzhou Aida has taken some new measures to adapt the new market environment and improve the operation result in sales since the second quarter this year.

For the three months ended June 30, 2006, the sales of Hainan Aike increased by $2,109,380 or 133.24% as compared to the same period of 2005. The increase in sales is the result of the intense marketing and promotion programs of a new Etimicin transfusion product, “Aiyi”. Another reason is that Hainan Aike has establishing several new sales offices in various regions.

For the three months ended June 30, 2006, the sales of Fangyuan increased by $732,056 or 587.04% as compared to the same period of 2005. The increase in sales is the result of the intense marketing and promotion programs of a new Etimicin injection product, “Chuangcheng”.

The cost of goods sold for the second quarter ended June 30, 2006 was $3,579,700 an increase of $2,388,156 from $1,191,544 for the year 2005. The increase in cost of goods sold can be analyzed as follows:

	Three Months Ended June 30,
Companies	2006	2005	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co. Ltd (“Hangzhou Aida”) specializes in the production of Etimicin powder	$532,665	$595,484	$(62,819)

Hainan Aike pharmaceuticalCo. Ltd (“Aike”) specializesin the production of Etimicin transfusion	2,540,028	488,561	2,051,467

Hangzhou Boda Medical Research and Development Co., (“Boda”)	-	-	-

Changzhou Fangyuan Pharmaceutical Ltd. (“Fangyuan”) specializesin the production of Etimicininjection	507,007	107,499	399,508

TOTAL	$3,579,700	$1,191,544	$2,388,156

The cost of goods sold of Hangzhou Aida for the three months ended June 30, 2006 decreased by $62,819, or 10.55% compared to $595,484 for the same period in 2005. The decrease in the cost of goods sold can mainly be accounted for by a decrease in sales by 17.70%.

Despite the increase in sales of 133.24%, the cost of goods sold of Aike increased by 419.90% for the three months ended June 30, 2006 compared to for the same period in 2005. The increase can partially be explained by the increase in sales. Another reason is that among Aike’s sale increase, the products with relatively low margin accounted for a larger portion. As a result, the increase rate of the cost of goods exceeded the increase rate of the sales.

The cost of goods sold of Fangyuan for the three months ended June 30, 2006 increased by $399,508, compared to $107,499 for the same period in 2005. The increase is mainly due to the increase in sales.

Despite the increase in total sales revenue of 44.77%, the cost of goods sold increased by 200.43% in the second quarter of 2006 compared to the same period of 2005. The Company has suffered a decrease in the gross profit margin.

Compared to the three months ended June 30, 2005, the percentage gross profit margin for our Company decreased from 76.32% to 50.86% for the second quarter ended July 30, 2006.

The decrease in gross profit margin percentage was mainly attributable to the following factors: Firstly, among Aike’s sale increase, the products with relatively low margin accounted for a larger portion, which lowered down the general margin percentage as Aike contributed over 50% of the company’s total sales in the quarter. Secondly, a slight decrease in the price of Etimicin by approximately 5% in the second half of 2005.

Research and Developments
No research and development cost was incurred for the second quarter of 2006 and 2005.

Selling and Distribution
Selling and distribution expenses decreased from $2,893,166 for the three months ended June 30, 2005 to $1,863,507 for the same period this year, or a 35.59% decrease. Compared to the same period in 2005, our increase in the expenses was because of the following:

	Three Months Ended June 30,
Breakdown of Expenses	2006	2005	Increase/ (Decrease )

Traveling expenses	$721,413	$1,506,425	$(785,012)
Sale commissions	211,913	190,861	21,052
Office expenses	363,624	576,468	(212,844)
Payroll	101,527	98,042	3,485
Conference fees	55,931	65,606	(9,675)
Rent	35,115	36,495	(1,380)
Entertainment	21,370	149,386	(128,016)
Other expenses	196,326	249,617	(53,291)
Advertising expenses	156,288	20,266	136,022

TOTAL	$1,863,507	$2,893,166	$(1,029,659)

For the three months ended June 30, 2006 advertising expenses of $156,288 increased by $136,022, compared with the same period last year. The increase can mainly be explained by the increase in sales of 44.77%. To increase the sales, the Company carried out more advertisements, which resulted in the increasing advertising expenses in the second quarter of 2006.

For the second quarter of 2006 traveling expenses, office expenses and entertainment expenses decreased by $785,012, $212,844 and $128,016 respectively, compared with the same period last year. The decrease was mainly explained that the Company controlled the selling expenses by effective administration.

General and Administrative
General and administrative expenses decreased from $939,535 for the three months ended June 301, 2005 to $938,671 for the same period this year, representing a 0.09% increase. The details of general and administrative expenses for the three months ended July 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,
Breakdown of Expenses	2006	2005	Increase/ (Decrease )

Traveling expenses	$88,409	$82,346	$6,063
Office expenses	51,337	48,583	2,754
Payroll	164,277	96,575	67,702
Conference fees	8,908	4,657	4,251
Bad debt provision	13,377	324,509	(311,132)
Consultancy fees	74,292	30,905	43,387
Entertainment	18,154	25,766	(7,612)
Depreciation	52,548	45,226	7,322
Social compensation	28,250	30,292	(2,042)
Amortization of other intangible assets	97,515	64,367	33,148
Amortization of deferred expenses	45,833	-	45,833
Other expenses	296,636	185,445	111,191

TOTAL	$939,536	$938,671	$864

The consultancy fees which the company pays consultants for their consultation service increased from $30,905 for the three months ended June 30, 2005 to $74,292 for the same period this year. The increase was mainly attributable to an increase in consultation service of Fangyuan in the second quarter this year.

Bad debt provision of $13,377 for the three months ended June 30, 2006 decreased by $311,132 from $324,509 for the same period last year. The decrease was explained by that bad debt provision of $294,302 for the second quarter last year occurred to Fangyuan.

Amortization of other intangible assets of $97,515 for the three months ended June 30, 2006 increased by $33,148 from $64,367 for the same period last year. The increase was explained by that amortization of other intangible assets of $76,622 for the second quarter last year occurred to Fangyuan.

Other Income (Expenses)
Other income (expenses) increased from $(258,352) for the three months ended June 30, 2005 to $(297,483) for the same period this year. The other income (expenses) for the three months Ended July 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,
Breakdown of Other Income (Expenses)	2006	2005	Increase/ (Decrease )

Interest expense, net	$(384,500)	$(267,895)	$116,605
Government grants	43,124	72,746	(29,622)
Investment income	12,490	-	12,490
Gain from nonmonetary transaction	-	-	-
Other (loss) income, net	31,403	(63,203)	94,606

TOTAL	$(297,483)	$(258,352)	$(39,131)

Interest expense for the three months ended June 30, 2006 increased by $116,605 from $267,895 for the same period last year. The increase is due to the increase in bank borrowings as a result of more requirements for working capital with the development of the Company.

Government grants for the three months ended June 30, 2006 decreased by $29,622 from $72,746 for the same period last year. The decrease is due to the decrease in subsidies from the government.

Other income has increased from $(63,203) for the three months ended June 30, 2005 to $31,403 for the three months ended June 30, 2006. The increase is mainly due to the fact that there was a reward from government in the second quarter this year.

Income Taxes
Income tax expense was $130,270 for the three months ended June 30, 2006, as compared to $62,942 for the same period last year.

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

In accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. And the foreign investment company income tax rate is 27% in Hangzhou, PRC. Since Hangzhou Aida Pharmaceutical Co., Ltd has been a foreign investment company since 2004, so we are entitled to a 50% tax reduction in 2006.

Net Income
In the second quarter of 2006, our net income increased by $564,785 to a net income of $398,888 from $(165,897) in the same period in 2005.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2006 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

The following table sets forth selected statements of income data as a percentage of revenues for the three months indicated.

	Six Months Ended June 30,
	2006	2005

Revenues	100.00%	100.00%
Cost of goods sold	(52.02)%	(26.72)%
Gross margin	47.98%	73.28%
Research and development	0.00%	(1.23)%
Selling and distribution	(28.10)%	(44.32)%
General and administrative	(12.59)%	(15.90)%
Other income (expense)	(1.09)%	(2.34)%
Income taxes	(1.80)%	(1.25)%
Minority interests	(1.13)%	(2.33)%
Gain from discontinued operation	0.00%	1.91%
Net income	3.27%	7.82%

Revenues, Cost of Goods Sold and Gross Profit
Revenues for the six months ended June 30, 2006 were $12,599,694 an increase of $2,767,115 from $9,832,579 for the same time last year. Compared to the six months of 2005, the increase in sales revenues from our group of companies engaging in the production of different types of Etimicin for the six months of 2006 and 2005 were as follows:

	Six Months Ended June 30,
Companies	2006	2005	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co., Ltd (“Hangzhou Aida”) specializes in the production of Etimicin powder	$4,060,870	$5,681,335	$(1,620,465)

Hainan Aike pharmaceutical Co., Ltd (“Aike”) specializes in the production of Etimicin transfusion	6,747,519	3,622,018	3,125,501

Hangzhou Boda Medical Research and Development Co., Ltd.(“Boda”)	-	-	-

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”) specializes in the production of Etimicin injection	1,791,305	529,226	1,262,079

TOTAL	$12,599,694	$9,832,579	$2,767,115

For the six months ended June 30, 2006, the sales of Hangzhou Aida decreased by $1,620,465 or28.52% as compared to the same period of 2005. The decrease is mainly attributable to is that new implementations of government regulations imposed adverse effect on the pharmaceutical distribution of some of our distributors. These regulations demand more strictly on the promotion means of the distributions. As a result, they reduced their orders from the company. Hangzhou Aida has taken some new measures to adapt the new market environment and improve the operation result in sales since the second quarter this year, and the decrease percentage has been improved remarkably.

For the six months ended June 30, 2006, the sales of Hainan Aike increased by $3,125,501 or 86.29% as compared to the same period of 2005. The increase in sales is the result of the intense marketing and promotion programs of a new Etimicin transfusion product, “Aiyi”. Another reason is that Hainan Aike has establishing several new sales offices in various regions.

For the six months ended June 30, 2006, the sales of Fangyuan increased by $1,262,079 or 238.48% as compared to the same period of 2005. The increase in sales is the result of the intense marketing and promotion programs of a new Etimicin injection product, “Chuangcheng”.

The cost of goods sold for the six months ended June 30, 2006 was $6,554,934 an increase of $3,927,512 from $2,627,422, for the year 2005. The increase in cost of goods sold can be analyzed as follows:

	Six Months Ended June 30,
Companies	2006	2005	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co. Ltd (“Hangzhou Aida”) specializes in the production of Etimicin powder	$1,014,030	$1,190,116	$(176,086)

Hainan Aike pharmaceuticalCo. Ltd (“Aike”) specializesin the production of Etimicin transfusion	4,219,665	969,396	3,250,269

Hangzhou Boda Medical Research and Development Co., (“Boda”)	-	-	-

Changzhou Fangyuan Pharmaceutical Ltd. (“Fangyuan”) specializesin the production of Etimicininjection	1,321,238	467,911	853,327

TOTAL	$6,554,934	$2,627,422	$3,927,512

The cost of goods sold of Hangzhou Aida for the six months ended June 30, 2006 decreased by $176,086, or 14.80% compared to $1,190,116 for the same period in 2005. The decrease in the cost of goods sold can mainly be accounted for by a decrease in sales by 28.52%.

Despite the increase in sales of 86.29%, the cost of goods sold of Aike increased by 335.29% for the six months ended June 30, 2006 compared to for the same period in 2005. The increase can partially be explained by the increase in sales. Another reason is that among Aike’s sale increase, the products with relatively low margin accounted for a larger portion. As a result, the increase rate of the cost of goods exceeded the increase rate of the sales.

The cost of goods sold of Fangyuan for the six months ended June 30, 2006 increased by $853,357, compared to $467,911 for the same period in 2005.The increase is mainly due to the increase in sales. In order to ensure the steady supply of raw materials for the production of Etimicin safeguarded products, Aida acquired Fangyuan in February 2005. Fangyuan is the sole supplier of Etimicin raw material of the Group, and the acquisition has enabled the Group to enjoy the benefit of vertical integration and economies of scale and therefore lead to a lower cost of goods sold.

Despite the increase in total sales revenue of 28.14%, the cost of goods sold increased by 149.48% in the six months of 2006 compared to the same period of 2005. The Company has suffered a decrease in the gross profit margin.

Compared to the six months ended June 30, 2005, the percentage gross profit margin for our Company decreased from 73.28% to 47.98% for the six months ended June 30, 2006.
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

Research and Developments
Research and development cost was $120,824 for the six months ended June 30, 2005 represented cost incurred for toxicological tests for the Etimicin product with a view of improving the quality of the drugs. No such cost was incurred for the first half of 2006.

Selling and Distribution
Selling and distribution expenses decreased from $4,357,773 for the six months ended June 30, 2005 to $3,540,243 for the same period this year, or an 18.76% decrease. Compared to the same period in 2005, our increase in the expenses was because of the following:

	Six Months Ended June 30,
Breakdown of Expenses	2006	2005	Increase/ (Decrease)

Traveling expenses	$1,216,702	$1,986,712	$(770,010)
Sale commissions	428,877	321,488	107,389
Office expenses	586,883	785,525	(198,642)
Payroll	195,740	269,673	(73,933)
Conference fees	125,025	213,890	(88,865)
Rent	92,590	66,085	26,505
Entertainment	74,457	215,280	(140,823)
Other expenses	417,635	429,698	(12,063)
Advertising expenses	402,334	69,422	332,912

TOTAL	$3,540,243	$4,357,773	$(817,530)

For the six months ended June 30, 2006 advertising expenses of $402,334 increased by $332,912, compared with the same period last year. The increase can mainly be explained by the increase in sales of 28.14%. To increase the sales, the Company carried out more advertisements, which resulted in the increasing advertising expenses in the first year of 2006.

For the first year of 2006 traveling expenses, office expenses and entertainment expenses decreased by $770,010, $198,642 and $140,823 respectively, compared with the same period last year. The decrease was mainly explained that the Company controlled the selling expenses by effective administration.

General and Administrative
General and administrative expenses decreased from $1,586,281 for the six months ended June 301, 2005 to $1,531,353 for the same period this year, representing a 1.47% decrease. The details of general and administrative expenses for the six months ended July 30, 2006 and 2005 were as follows:

	Six Months Ended June 30,
Breakdown of Expenses	2006	2005	Increase/ (Decrease)

Traveling expenses	$138,894	$116,872	$22,022
Office expenses	86,795	71,572	15,223
Payroll	281,700	220,256	61,444
Conference fees	9,794	30,737	(20,943)
Bad debt provision	13,773	324,509	(310,736)
Consultancy fees	106,452	31,592	74,860
Entertainment	50,892	51,195	(303)
Social compensation	53,861	70,224	(16,363)
Depreciation	147,701	86,609	61,092
Amortization of other intangible assets	181,992	115,975	66,017
Amortization of deferred expenses	45,833	-	45,833
Other expenses	468,594	443,711	24,883

TOTAL	$1,586,281	$1,563,252	$23,029

The consultancy fees which the company pays consultants for their consultation service increased from $31,592 for the six months ended June 30, 2005 to $106,452 for the same period this year. The increase was mainly attributable to an increase in consultation service of Fangyuan in the first half this year.

Bad debt provision of $13,773 for the six months ended June 30, 2006 decreased by $310,736 from $324,509 for the same period last year. The decrease was explained by that bad debt provision of $294,302 for the first half last year occurred to Fangyuan.

Amortization of other intangible assets of $181,992 for the six months ended June 30, 2006 increased by $66,017 from $115,975 for the same period last year. The increase was explained by that amortization of other intangible assets of $76,622 for the second quarter last year occurred to Fangyuan.

Depreciation and amortization of plant and equipment for the six months ended June 30, 2006 increased by $61,092 from $86,609, compared to the same period in 2005. The increase was mainly due to the increases of Fangyuan of $32,703. The reason was due to an increase in land use right of Fangyuan.

Other Income (Expenses)
Other income (expenses) decreased from $(230,099) for the six months ended June 30, 2005 to $(137,043) for the same period this year. The other income (expenses) for the six months Ended June 30, 2006 and 2005 were as follows:

	Six Months Ended June 30,
Breakdown of Other Income (Expenses)	2006	2005	Increase/ (Decrease)

Interest expense, net	$(653,191)	$(481,877)	$171,314
Government grants	503,587	121,640	381,947
Investment income	12,490	-	12,490
Gain from nonmonetary transaction	-	125,097	(125,097)
Other (loss) income, net	71	5041	(4,970)

TOTAL	$(137,043)	$(230,099)	$93,056

Interest expense for the six months ended June 30, 2006 increased by $171,314 from $481,877 for the same period last year. The increase is due to the increase in bank borrowings as a result of more requirements for working capital with the development of the Company.

Government grants for the six months ended June 30, 2006 increased by $381,947 from $121,640 for the same period last year. The increase is due to the increase in subsidies from the government.

Investment income of $12,490 for the first half of 2006 represented the sold income of 8.33% outstanding shares of Zhejiang Anglikang Pharmaceutical Co., Ltd at a price of $12,490 and no such income occurred for the first half of 2005.

Gain from nonmonetary transaction of $125,097 results from that the Company transferred equipment with an aggregate net book value of $514,133 for settling a liability to Sunshine Group of $639,230 resulting in a gain of $125,097 for the first half of 2005. No such transaction occurred for the same period this year.

Income Taxes
Income tax expense was $227,110 for the six months ended June 30, 2006, as compared to $123,240 for the same period last year.

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

In accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. And the foreign investment company income tax rate is 27% in Hangzhou, PRC. Since Hangzhou Aida Pharmaceutical Co., Ltd has been a foreign investment company since 2004, so we are entitled to a 50% tax reduction in 2006.

Net Income
In the first half of 2006, our net income decreased by $356,305 to a net income of $411,942 from $768,247 in the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash
Our cash balance increased by $2,554,900 to $5,684,350 as of June 30, 2006, as compared to $3,129,450 as of December 31, 2005. The increase was mainly attributable to cash in flow of financing activities and depreciation and amortization of $4,533,022 and $810,053, respectively, an increase in accounts payable of $1,502,800. The increase in cash flow was partially offset by cash out flow of investment activities of $3,134,196, an increase in inventories and accounts receivable of $629,974 and $362,495, respectively and a decrease in other payables and accrued liabilities and due to employees of $295,554 and $280,824, respectively. The net cash flow was $2,554,900 for the first half this year.

Our cash flow from operations amounted to $1,240,499 for the six months ended June 30, 2006, compared to $5,611,398 for the same period last year.

Our cash flow used in investing activities amounted to $(3,134,196) of which $(1,075,350) was lent to related parties. The Company invested $394,169 in the purchase of land use right and $986,915 and $499,749 in deposit for land use right and deposit for long term investment respectively.

The net cash used in financing activities amounted to $4,533,022 of which $2,214,907 and 2,216,169 were the proceeds from short-term debt and notes payable, respectively.

At June 30, 2006, the Company had short-term debt of $23,665,617 of which $17,103,157 was short-term bank borrowings and the remaining $6,562,460 represented notes payable to unrelated parties. The interest for the short-term borrowings varied from 4.575% to 6.975% per annum whereas the notes payable to unrelated parties is interest free. The Company believes that the cash generated from normal operation will be sufficient to pay off its liabilities as the short-term borrowings and commitments fall due.

Working Capital
Our working capital deficiency increased by $206,724 to $(6,058,647) at June 30, 2006, as compared to $(5,851,923) at December 31, 2005. The increase in working capital deficiency at July 30, 2006 was mainly attributable to our increase in short term debt of $2,214,907, accrued expense of 2,162,254 and accounts payable of $1,502,800 and a decrease in notes receivable of $393,479 offset by an decrease in other payables and accrued liabilities of $1,137,807 and an increase in cash of $2,554,900 and due from related parties of $1,075,350.

The Company currently generates its cash flow through operations and the Company believes that its cash flow generated from operations will be sufficient to sustain operations for the next twelve months. Also, from time to time, the Company may require extra funding through financing activities and investments for expansion. Also, from time to time, the Company may come up with new expansion opportunities for which our management may consider seeking external funding and financing. However, as of June 30, 2006, the Company had no solid plan for additional capital through external funding and financing.

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the period ended June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b)  Changes in Internal Controls.

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In December of 2005, the Company filed a legal action against Hainan Haomai Pharmaceutical Co., Ltd for its infringement upon the patent of Etimicin transfusion. As the plaintiff, the Company has claimed compensation of approximately USD 60,000 for the infringement. The judgment is expected to come by the end of the third quarter, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

Subsequent to the date of this report, on August 8, 2006, the Company accepted the resignation of Mr. Du Chuanwen as the Secretary of the Company and appointed Mr. Jiang Yuejun to hold the position of Secretary. Mr. Jiang, 31 years old, obtained his Bachelor Degree of Chemistry and Master Degree of Business Administration from Tsinghua University. From 1997 to 1999, Mr. Jiang was a technician in Sinopec Zhenhai Refining & Chemical Company Limited. From 1999 to 2002, Mr. Jiang held a position in Zhejiang Pharmaceutical Co., Ltd. Since 2002 and prior to joining the Company in April 2006, Mr. Jiang was the Chief of the Department to general manager, the Secretary and financial manager of Hangzhou Jinou Group. Mr. Jiang is now also the Department Chief of Investment and senior financial manager of the company.

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

Date  Form  Items Reported

4-14-06  8-K  2.02 and 9.01

7-14-06  8-K  1.01, 5.02 and 9.01

Exhibits

  Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document	Location

1	31.1	Certification of the Principal Executive Officer
		pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

2.	31.2	Certification of the Principal Financial Officer
		pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

3	32.1	Certification of the Principal Executive Officer
		pursuant to U.S.C. Section 1350 as adopted pursuant
		to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

4	32.2	Certification of the Principal Financial Officer
		pursuant to U.S.C. Section 1350 as adopted pursuant
		to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIDA PHARMACEUTICALS, INC.

Date: August 14, 2006	/s/ Biao Jin
Mr. Biao Jin
Chief Executive Officer

Date: August 14, 2006	/s/ Hui Lin
Ms. Hui Lin
Chief Financial Officer