Form 10QSB/A
period 2006-06-30
AIDA PHARMACEUTICALS INC
filed 2006-08-14
CIK 1220286

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response . . . . 182
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
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

FORM 10-QSB
AIDA PHARMACEUTICALS, INC.
INDEX

		Page
PART I.	Financial Information

	Item 1. Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and December 31, 2005	4

	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2006 and 2005 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements as of June 30, 2006 (Unaudited)	9

	Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation	23

	Item 3. Controls and Procedures	38

PART II.	Other Information	38

	Item 1. Legal Proceedings	38

	Item 6. Exhibits and Reports on Form 8-K	39

	Signatures	39

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

AIDA PHARMACEUTICAL, INC.
(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2006 (Unaudited)	December 31, 2005
CURRENT ASSETS
Cash and cash equivalents	$5,684,350	$3,129,45
Restricted cash	1,991,196	1,903,487
Accounts receivable, net of allowance for doubtful accounts of $386,688 and $386,688 as of June 30, 2006 and December 31, 2005, respectively	9,752,632	9,390,137
Notes receivable	2,929,596	3,323,076
Inventories	3,978,566	3,348,592
Deferred tax assets	10,246	-
Due from related parties	1,129,471	54,120
Other receivables, prepaid expenses, and other assets	449,724	449,672
Due from employees	445,199	497,486
Prepayments for goods	380,700	316,960
Total current assets	26,751,680	22,412,980

Plant and equipment, net	11,607,066	11,987,572
Land use rights, net	2,150,559	1,755,440
Construction in progress	878,722	856,776
Patents, net	1,887,327	1,788,014
Due from employees	792,364	616,440
Long term investments	288,836	218,605
Deposits	4,243,585	2,817,391
Deferred compensation	1,274,167	-
Deferred taxes	240,367	205,919

TOTAL ASSETS	$50,114,673	$42,659,137

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,125,248	$1,622,449
Other payables and accrued liabilities	1,865,426	3,003,233
Accrued expense	2,162,254	-
Short term debts	23,665,617	21,450,710
Due to related parties	316,753	159,492
Taxes payable	117,130	38,722
Customer deposits	1,182,220	1,390,526
Due to employees	212,668	493,492
Deferred taxes	163,011	106,279
Total current liabilities	32,810,327	28,264,903

LONG-TERM LIABILITIES
Long-term bank loans	3,752,064	3,717,380
Deferred taxes	477,806	387,316
Notes payable	2,126,169	-
Minority interests	3,707,572	3,565,431
Total long-term liabilities	10,063,611	7,670,127

TOTAL LIABILITIES	42,873,938	35,935,030

SHAREHOLDERS’ EQUITY
Common stock, $0.006 par value; 75,000,000 shares authorized; 25,000,000 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	150,000	150,000
Additional paid-in capital	3,293,323	3,293,323
Retained earnings (the restricted portion is $593,971 and $593,971 at June 30, 2006 and December 31, 2005, respectively)	3,562,972	3,136,495
Accumulated other comprehensive income	234,440	144,289
Total Shareholders’ Equity	7,240,735	6,724,107
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,114,673	$42,659,137

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

4.     CONCENTRATIONS

The Company has four major customers who accounted for the following percentages of total sales and total accounts receivable in 2006 and 2005:

	Sales
Major Customers	For the Six Months Ended June 30, 2006	For the Six Months Ended June 20, 2005	Accounts Receivable
			June 30, 2006	December 31, 2005

Company A	15%	12%	5%	7%
Company B	8%	4%	1%	0%
Company C	6%	2%	1%	1%
Company D	5%	1%	6%	2%

The Company has two major suppliers who accounted for the following percentages of total purchases and total accounts payable in 2006 and 2005:

	Purchases
Major Suppliers	For the Six Months Ended June 30, 2006	For the Six Months Ended June 20, 2005	Accounts Payable
			June 30, 2006	December 31, 2005

Company E	11%	12%	10%	7%
Company F	7%	8%	3%	6%

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

11. DUE TO/FROM RELATED PARTIES (CONTINUED)

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

In February 2005, the Company acquired a patent valued at $1,868,534 in connection with the acquisition of Changzhou Fangyuan Pharmaceutical Co., Ltd. Amortization expense for six months ended June 30, 2006 and 2005 is $120,948 and $44,662, respectively (Also see Note 12).

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

The following is the pro forma net income and basic and diluted net income per share of the Company assuming the acquisition was completed on January 1, 2006 and 2005:

	For the six Months Ended June 30, 2006 (Unaudited)	For the six Months Ended June 30, 2005 (Unaudited)

Net income	$235,610	$670,546

Net income per share, basic and diluted	$0.01	$0.03

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