Form 10QSB
period 2006-09-30
AIDA PHARMACEUTICALS INC
filed 2006-11-14
CIK 1220286

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

 (Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 10, 2006, there were 27,000,000 shares of $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

AIDA PHARMACEUTICALS, INC.

(Inapplicable items have been omitted)

PART I – FINANCIAL INFORMATION

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

AIDA PHARMACEUTICAL, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2006 (Unaudited)	December 31, 2005

CURRENT ASSETS
Cash and cash equivalents	$4,934,553	$3,129,450
Restricted cash	2,320,446	1,903,487
Accounts receivable, net of allowance for doubtful accounts of $386,688 and
$386,688 as of September 30, 2006 and December 31, 2005, respectively	12,861,514	9,390,137
Notes receivable	4,183,804	3,323,076
Inventories	3,783,673	3,348,592
Deferred tax assets	16,054	-
Due from related parties	68,283	54,120
Other receivables, prepaid expenses, and other assets	378,103	449,672
Due from employees	215,614	497,486
Prepayments for goods	475,892	316,960
Total current assets	29,237,936	22,412,980

LONG-TERM ASSETS
Plant and equipment, net	13,356,729	11,987,572
Land use rights, net	2,162,994	1,755,440
Construction in progress	118,441	856,776
Patents, net	6,807,472	1,788,014
Due from employees	100,601	616,440
Long term investments	173,469	218,605
Deposits	2,865,391	2,817,391
Deferred taxes	265,757	205,919
Total long-term assets	25,850,854	20,246,157

TOTAL ASSETS	$55,088,790	$42,659,137

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICAL, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY
	September 30, 2006 (Unaudited)	December 31, 2005

CURRENT LIABILITIES
Accounts payable	$3,767,507	$1,622,449
Other payables and accrued liabilities	2,073,270	3,003,233
Accrued expenses	841,713	-
Short-term debt	25,328,222	21,450,710
Due to related parties	139,420	159,492
Taxes payable	167,807	38,722
Customer deposits	781,786	1,390,526
Due to employees	128,060	493,492
Deferred taxes	470,892	106,279
Total current liabilities	33,698,677	28,264,903

LONG-TERM LIABILITIES
Long-term bank loans	3,793,291	3,717,380
Deferred taxes	1,779,114	387,316
Notes payable	2,149,532	-
Minority interests	4,814,058	3,565,431
Total long-term liabilities	12,535,995	7,670,127

TOTAL LIABILITIES	46,234,672	35,935,030

SHAREHOLDERS’ EQUITY
Common stock, $0.006 par value; 75,000,000 shares authorized; 27,000,000 and 25,000,000 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	162,000	150,000
Additional paid-in capital	5,720,462	3,293,323
Deferred compensation	(1,811,122)	-
Retained earnings (the restricted portion is $593,971 and $593,971 at September 30, 2006 and December 31, 2005, respectively)	4,477,704	3,136,495
Accumulated other comprehensive income	305,074	144,289
Total Shareholders’ Equity	8,854,118	6,724,107

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,088,790	$42,659,137

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS

 OF INCOME  AND COMPREHENSIVE INCOME

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005

REVENUES	$7,023,891	$6,249,343	$19,659,235	$16,081,922

COST OF GOODS SOLD	(3,103,516)	(1,543,179)	(9,679,567)	(4,170,601)

GROSS PROFIT	3,920,375	4,706,164	9,979,668	11,911,321

Research and development	(45,323)	(38,017)	(45,111)	(158,840)
Selling and distribution	(1,175,000)	(2,517,041)	(4,728,989)	(6,874,814)
General and administrative	(1,306,226)	(693,937)	(2,896,205)	(2,257,189)

INCOME FROM OPERATIONS	1,393,826	1,457,169	2,309,363	2,620,478

OTHER INCOME (EXPENSES)

Interest expense, net	(459,511)	(297,809)	(1,114,105)	(779,686)
Government grants	551,420	72,746	1,097,724	115,719
Gain on sale of investment	-	-	12,490	-
Gain on non-monetary transactions	-	-	-	125,097
Other expense, net	(77,358)	(92,059)	(120,734)	(8,352)

INCOME BEFORE INCOME TAXES	1,408,377	1,140,047	2,184,738	2,073,256

INCOME TAX (EXPENSE) BENEFIT	(217,720)	159,227	(445,047)	35,987

INCOME FROM CONTINUING OPERATIONS
BEFORE MINORITY INTERESTS	1,190,657	1,299,274	1,739,691	2,109,243

MINORITY INTERESTS	(271,372)	(568,734)	(413,018)	(797,865)

INCOME FROM CONTINUING OPERATIONS	919,285	730,540	1,326,673	1,311,378

DISCONTINUED OPERATION

Gain from disposition of discontinued operation	-	-	-	26,068
Income from discontinued operation	-	-	-	161,341

GAIN FROM DISCONTINUED OPERATION	-	-	-	187,409

NET INCOME	919,285	730,540	1,326,673	1,498,787

OTHER COMPREHENSIVE INCOME
Foreign Currency Translation gain	73,643	129,055	160,785	129,100

OTHER COMPREHENSIVE INCOME
BEFORE INCOME TAXES	3,643	129,055	160,785	129,100

INCOME TAXES RELATED TO OTHER
COMPREHENSIVE INCOME	(24,302)	(42,588)	(54,012)	(42,603)

OTHER COMPREHENSIVE INCOME,
NET OF INCOME TAXES	49,341	86,467	106,773	86,497

COMPREHENSIVE INCOME	$968,626	$817,007	$1,433,446	$1,585,284

WEIGHTED AVERAGE SHARES
OUTSTANDING BASIC AND DILUTED	26,782,609	23,375,000	25,600,733	23,375,000

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS

 OF INCOME  AND COMPREHENSIVE INCOME

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005

Income per share from continuing operations,
basic and diluted	$0.03	$0.03	$0.05	$0.06

Income per share from gain from disposition of discontinued
operations, basic and diluted	$0.00	$0.00	$0.00	$0.00

Income per share from income from discontinued
operations, basic and diluted	$0.00	$0.00	$0.00	$0.00

Net income per share, basic and diluted	$0.04	$0.03	$0.06	$0.06

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,326,673	$1,498,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,281,280	922,860
Deferred taxes	142,717	(212,933)
Gain from forgiveness of debt	-	(125,097)
Minority interests’ share of net income	413,018	797,865
Loss of disposal of fixed assets	230	-
Amortization of deferred compensation	356,878	-
Gain on disposal of discontinued operation	-	(26,068)
Gain on sale of investment	(12,490)	-

Changes in operating assets and liabilities, net of effects of acquisitions:

(Increase) Decrease In:
Accounts receivable	(3,471,378)	(1,300,134)
Inventories	(435,080)	487,400
Other receivables, prepaid expenses, and other assets	97,309	(1,148,934)
Prepayments for goods	(146,414)	(42,312)
Discontinued operation	-	423,351

Increase (Decrease) In:
Accounts payable	2,145,059	(136,190)
Other payables and accrued liabilities	(273,451)	(98,839)
Due to employees	(365,431)	50,386
Taxes payable	129,085	101,812
Customer deposits	(608,739)	956,890
Discontinued operation	-	876,051
Net cash provided by operating activities	579,266	3,024,895

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(416,959)	(1,414,497)
Purchases of plant and equipment	(1,178,141)	(839,461)
Purchases of construction in progress	(43,612)	-
Proceeds from disposal of discontinued operation, net of cash sold	-	1,581,755
Cash received from sale of plant and equipment	820	-
Purchase of land use right	(442,573)	-
Deposit for patent	(125,069)	-
Deposit for land use right	(1,005,737)	-
Notes receivable	(860,728)	(1,367,782)
Due from related parties	(14,163)	-
Due from employees	797,710	(1,271,287)
Proceeds from disposal of investment	137,559	-
Purchase of investment	(79,933)	-
Purchase of subsidiaries, net of cash acquired	(1,977,393)	(936,707)
Discontinued operation	-	224,141
Net cash used in investing activities	(5,208,219)	(4,023,838)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	3,877,511	1,044,139
Proceeds from related parties	-	227,183
Proceeds from capital contribution	187,500	-
Proceeds from long-term debt	75,911	-
Proceeds from notes payable	2,149,532	2,742,162
Repayment to related parties	(20,072)	(1,274,986)
Discontinued operation	-	(1,666,084)
Net cash provided by financing activities	6,270,382	1,072,414

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,641,429	73,471

See accompanying notes to the condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2006	2005

Effect of exchange rate changes on cash	163,674	129,100
Cash and cash equivalents at beginning of period	3,129,450	2,810,050

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,934,553	$3,012,621

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$172,644	$912
Interest paid	$1,139,094	$819,601

SUPPLEMENTAL NON-CASH DISCLOSURES:

1. On August 6, 2006, the Company acquired 77.5% interest of Shanghai Qiaer Bio-Technology Co., Ltd. for $2,943,594 in cash and

    Qiaer became a 77.5% owned subsidiary of the Company.  The allocation of purchase price is net of negative goodwill applied to a patent. The following represents the assets purchased and liabilities assumed at the acquisition date:

Patents, net	$5,016,152
Plant and equipment, net	61,898
Cash and cash equivalents	404,877
Other receivables and prepayments	18,343
Other assets	19,915
Total assets purchased	$5,521,185

Other payable and accrued liabilities	(182,799)
Deferred taxes	(1,537,799)
Other liabilities	(2,401)
Total liabilities assumed	$(1,722,999)

Total net assets	$3,798,186

Share percentage	77.5%

Net assets acquired	$2,943,594

Total consideration paid (including the deposits of $561,324 paid in prior years)	$2,943,594

2. During the nine months ended September 30, 2006, $274,229 was transferred from deposits to patents.

3. During the nine months ended September 30, 2006, $781,948 was transferred from construction in progress to plant and equipment.

4. During the nine months ended September 30, 2006, $268,596 was transferred from deposits to plant and equipment.

5. During the nine months ended September 30, 2006, a fixed asset with a net book value of $1,050 was disposed with cash received of $820 resulting in a $230 loss.

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

SUPPLEMENTAL NON-CASH DISCLOSURES (CONTINUED):

6. On February 1, 2005, the Company purchased an additional 52% interest in Changzhou Fangyuan Pharmaceutical Co., Ltd. for

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

7. During the nine months ended September 30, 2005, a liability of $639,230 was settled by transferring equipment with a net book value of $514,133 resulting in a $125,097 gain.

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006

(UNAUDITED)

1.

ORGANIZATION AND PRINCIPAL ACTIVITIES

The primary operations of Aida Pharmaceuticals, Inc. and subsidiaries (the “Company”) are the development, production and distribution of antibiotics, cardiovascular and anti cancer drugs, in the form of powder for injection, liquid for intravenous injection, capsule, tablet, ointment, etc., within the PRC.

On August 14, 2006, Hangzhou Aida Pharmaceutical Co., Ltd. (“HAPC”) purchased an additional 5% interest in Hainan Aike Pharmaceutical Co., Ltd. (“Hainan”) for $63,222 in cash. On August 14, 2006, HAPC increased its shares in Hainan through an additional direct investment of $568,994 into Hainan. Thereafter, Hainan became a 60.61% owned subsidiary of the Company.

On August 6, 2006, the Company acquired 77.5% interest of Shanghai Qiaer Bio-Technology Co., Ltd. (“Qiaer”) for $2,943,594 in cash and Qiaer became a 77.5% owned subsidiary of the Company.

On February 1, 2005, the Company purchased an additional 52% interest in Changzhou Fangyuan Pharmaceutical Co., Ltd. for $3,232,542 in cash. Thereafter, Changzhou Fangyuan Pharmaceutical Co., Ltd. became a 66% owned subsidiary of the Company.

2.

BASIS OF PRENTATION

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

(ii)

Hangzhou Aida Pharmaceutical Co., Ltd. (“HAPC”) (100% Subsidiary of Earjoy);

(iii)

Hangzhou Boda Medical Research and Development Co., (“Boda”) (100% Subsidiary of HAPC);

(iv)

Hainan Aike Pharmaceutical Co., Ltd. (“Hainan”) (60.61%% subsidiary of HAPC) and Yangpu Aike

Pharmaceutical Co., Ltd. (“Yangpu”) (95% subsidiary of Hainan). HAPC exercise significant influence over Hainan by controlling over 50% of the voting rights;

(v)

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”) (66% subsidiary of HAPC).

(vi)

Shanghai Qiaer Bio-Technology Co., Ltd. (“Qiaer”) (77.5% subsidiary of HAPC)

All significant inter-company accounts and transactions have been eliminated in consolidation.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006

(UNAUDITED)

4.

CONCENTRATIONS

The Company has four major customers who accounted for the following percentages of total sales and total accounts receivable in 2006 and 2005:

	Sales
Major Customers	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005
			Accounts Receivable
			September 30, 2006	December 31, 2005

Company A	24%	0%	59%	0%
Company B	7%	3%	2%	11%
Company C	4%	1%	1%	4%
Company D	3%	12%	3%	7%

The Company has two major suppliers who accounted for the following percentages of total purchases and total accounts payable in 2006 and 2005:

	Purchases
Major Suppliers	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005
			Accounts Payable
			September 30, 2006	December 31, 2005

Company E	9%	12%	9%	7%
Company F	6%	8%	3%	6%

The sole market of the Company is the PRC for the periods ended September 30, 2006 and 2005.

Of the total revenue for the nine months ended September 30, 2006, 66% was fully dependent on the patent for Etimicin Sulfate owned by the Company.  The net book value of the patent is $99,460 at September 30, 2006.

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

AS OF SEPTEMBER 30, 2006

(UNAUDITED)

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

	September 30, 2006	December 31, 2005
Period end RMB: US$ exchange rate	7.9087	8.0702
Average period RMB: US$ exchange rate	7.9895	8.1734

7.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, due to/from related parties, other receivables and prepaid expenses, due from/to employees, prepayments for goods, accounts payable, other payables and accrued liabilities, accrued expenses, short-term debt, taxes payable and customer deposits.  Management has estimated that the carrying amount approximates fair value due to their short-term nature.

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

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006

(UNAUDITED)

9.

NOTES RECEIVABLE

Notes receivable at September 30, 2006 and December 31, 2005 consist of the following:

Bank acceptance notes :
	September 30, 2006 (Unaudited)	December 31, 2005
Due February 4, 2006 (subsequently settled)	$-	$8,674
Due February 15, 2006 (subsequently settled)	-	136,864
Due March 11, 2006 (subsequently settled)	-	6,196
Due April 13, 2006 (subsequently settled)	-	49,566
Subtotal	-	201,300

Notes receivable from related companies:
	September 30, 2006 (Unaudited)	December 31, 2005
Due October 14, 2006 (subsequently settled)	-	319,951
Due November 11, 2006 (subsequently settled)	442,551	371,738
Due November 30, 2006	-	61,956
Due December 2, 2006	-	123,913
Due December 14, 2006	448,201	-
Due December 31, 2006	489,579	-
Subtotal	1,380,331	877,558

Notes receivable from unrelated companies:
	September 30, 2006 (Unaudited)	December 31, 2005
Due May 20, 2006 (subsequently settled)	-	123,913
Due November 30, 2006	1,713,014	960,040
Due December 1, 2006	741,715	1,160,265
Due January 1, 2007	252,886	-
Due July 30, 2007	83,214	-
Due September 28, 2007	12,644	-
Subtotal	2,803,473	2,244,218

Total	$4,183,804	$3,323,076

Notes receivable are interest-free and unsecured.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006

(UNAUDITED)

10.

INVENTORIES

Inventories at September 30, 2006 and December 31, 2005 consist of the following:

	September 30, 2006 (Unaudited)	December 31, 2005

Raw materials	$1,210,180	$735,017
Work-in-progress	908,382	357,220
Finished goods	1,665,111	1,788,025
Processing materials	-	468,330
Total	$3,783,673	$3,348,592

11.

BUSINESS COMBINATIONS

a) On August 6, 2006, the Company purchased 77.5% interest in Qiaer for $2,943,594. Thereafter, Qiaer became a 77.5% owned subsidiary of the Company and the financial results of Qiaer have been consolidated in the accompanying consolidated financial statements of the Company.

The following summarizes the acquisition:

Total consideration paid	$2,943,594
Fair value of assets acquired	(15,441,121)
Fair value of liabilities assumed	143,530
Negative goodwill	(12,353,997)

Negative goodwill applied to a patent	12,353,997
Total	$12,353,997

The following is the pro forma net income and basic and diluted net income per share of the Company for the nine months ended September 30, 2006 assuming the acquisition was completed on January 1, 2006:

Net income	$1,404,709

Net income per share, basic and diluted	$0.05

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006

(UNAUDITED)

11.

BUSINESS COMBINATIONS (CONTINUED)

b) On February 1, 2005, HAPC signed a purchase agreement with Jiangsu Sunshine Group Inc. to purchase an additional 52% interest in Changzhou Fangyuan Pharmaceutical Co., Ltd. for $3,232,542, and the acquisition was completed on February 1, 2005. The acquisition date for accounting purpose was February 1, 2005. Thereafter, Changzhou Fangyuan Pharmaceutical Co., Ltd. became a 66% owned subsidiary of the HAPC and the financial results of Changzhou Fangyuan Pharmaceutical Co., Ltd. have been consolidated in the accompanying condensed consolidated financial statements of the Company.

The following summarizes the acquisition:

Total consideration paid	$3,654,257
Fair value of assets acquired	(18,309,680)
Fair value of liabilities assumed	9,603,434
Negative goodwill	(5,051,989)

Negative goodwill applied to a patent	5,051,989
Total	$5,051,989

The following is the pro forma net income and basic and diluted net income per share of the Company for the nine months ended September 30, 2005 assuming the acquisition was completed on January 1, 2005:

Net income	$1,719,446

Net income per share, basic and diluted	$0.07

12.

PLANT AND EQUIPMENT

Plant and equipment consist of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006 (Unaudited)	December 31, 2005
At cost:
Buildings	$8,275,718	$6,944,082
Machinery	8,756,154	7,832,139
Motor vehicles	736,358	607,649
Office equipment	589,701	573,220
Leasehold improvements	373,499	366,024
	18,731,430	16,323,114

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006

(UNAUDITED)

12.

PLANT AND EQUIPMENT(CONTINUED)

	September 30, 2006 (Unaudited)	December 31, 2005
Less: Accumulated depreciation
Buildings	1,262,382	1,089,490
Machinery	3,240,987	2,582,907
Motor vehicles	426,515	332,125
Office equipment	355,670	293,561
Leasehold improvements	89,147	37,459
	5,374,701	4,335,542
Plant and equipment, net	$13,356,729	$11,987,572

Depreciation and amortization expense for nine months ended September 30, 2006 and 2005 is $1,002,776 and $810,871, respectively.

13.

LAND USE RIGHTS

	September 30, 2006 (Unaudited)	December 31, 2005

Cost	$2,338,665	$1,896,091
Less: Accumulated amortization	(175,671)	(140,651)
Land use rights, net	$2,162,994	$1,755,440

Amortization expense for nine months ended September 30, 2006 and 2005 is $35,019 and $41,781 respectively.

Amortization expense for the remaining part of 2006 and for the next four years and thereafter is as follows:

2006	$10,581
2007	42,331
2008	42,331
2009	42,331
2010	42,331
Thereafter	1,983,089
Total	$2,162,994

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006

(UNAUDITED)

14.

PATENTS

	September 30, 2006 (Unaudited)	December 31, 2005

Cost	$7,457,020	$2,194,078
Less: Accumulated amortization	(649,548)	(406,064)
Patents, net	$6,807,472	$1,788,014

In February 2005, the Company acquired a patent valued at $1,868,534 in connection with the acquisition of Changzhou Fangyuan Pharmaceutical Co., Ltd. In August 2006, the Company acquired a patent valued at $4,453,090 in connection with the acquisition of Qiaer. Amortization expense for nine months ended September 30, 2006 and 2005 is $243,484 and $70,209, respectively.

Amortization expense for the remaining part of 2006 and for the next four years and thereafter is as follows:

2006	$128,602
2007	514,406
2008	490,698
2009	482,795
2010	482,795
Thereafter	4,708,176
Total	$6,807,472

15.

DEPOSITS

Deposits at September 30, 2006 and December 31, 2005 consist of the following:

	September 30, 2006 (Unaudited)	December 31, 2005

Deposits for patent	$783,315	$910,138
Deposits for plant and equipment	735,334	1,003,930
Deposits for land use right	1,346,742	341,999
Deposits for acquisition	-	561,324
Total	$2,865,391	$2,817,391

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006

(UNAUDITED)

16.

LONG-TERM INVESTMENTS

As of September 30, 2006 and December 31, 2005, long-term investments consist of the following:

	Ownership Interest	September 30, 2006 (Unaudited)	Ownership Interest	December 31, 2005
At cost:
Hangzhou Longde Medical Machinery Co., Ltd.	10.6%	$102,345	10.6%	$97,790
Zhejiang Anglikang Pharmaceutical Co., Ltd.	-	-	8.33%	120,815
Hangzhou Jin'ou Medicine Co,. Ltd	18.75%	71,124		-
		$173,469		$218,605

In April 2006, the Fangyuan, 66% subsidiary of the HAPC, entered into an agreement with Jin’ou Group to set up Hangzhou Jin’ou Medicine Co., Ltd (“Jin’ou Medicine”).  Pursuant to the mutual agreement, Fangyuan invested $187,603 representing a 50% ownership through June 30, 2006. On August 31, 2006, Fangyuan entered an agreement with Jiangyin Hi-tech. Co., Ltd. to transfer 31.25% interest in Jin’ou Medicine for  the settlement of a $118,540 payable to Jiangyin Hi-tech Co., Ltd..Thereafter, Fangyuan owned 18.75% interest in Jin’ou Medicine. The investment is accounted for under the cost method.

On June 8, 2006, the Company entered into agreement with Wu Weihua to transfer its 8.33% interest in Zhejiang Angikang Pharmaceutical Co., Ltd. for $137,560 resulting in a gain of $12,490.

17.

SHORT –TERM DEBT

Short-term debt as of September 30, 2006 consists of the following:

	September 30, 2006 (Unaudited)	December 31, 2005
Loans from Industrial and Commercial Bank of China Qingchun Branch, due July 24, 2006, monthly interest only payments at 5.115% per annum, secured by assets owned by the Company. (subsequently repaid on its due date)	$-	$743,476

Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 1, 2006, monthly interest only payments at 5.115% per annum, secured by assets owned by the Company. (subsequently repaid on its due date)	-	867,389

Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 8, 2006, monthly interest only payments at 5.115% per annum, secured by assets owned by the Company. (subsequently repaid on its due date)	-	774,454

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006

(UNAUDITED)

17.

SHORT –TERM DEBT (CONTINUED)

	September 30, 2006 (Unaudited)	December 31, 2005
Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 21, 2006, monthly interest only payments at 5.115% per annum, secured by assets owned by the Company. (subsequently repaid on its due date)	-	619,563

Loans from Industrial and Commercial Bank of China Qingchun Branch, due June 6, 2007, monthly interest only payments at 5.363% per annum, secured by assets owned by the Company	1,264,430	-

Loans from Industrial and Commercial Bank of China Qingchun Branch, due June 27, 2007, monthly interest only payments at 5.363% per annum, secured by assets owned by the Company	758,658	-

Loan from Hangzhou Commercial Bank Gaoxin Branch due February 27, 2007, monthly interest only payments at 5.363% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	1,264,430	-

Loan from Bank of China Kaiyuan Branch due April 17, 2006, monthly interest only payments at 5.58% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. And Qiu Jiajun & Jin Biao (subsequently repaid on its due date)	-	1,239,127

Loan from Hangzhou Commercial Bank Gaoxin Branch April 25, 2006, monthly interest only payments at 5.115% per annum, guaranteed by Hangzhou Jin’ou And Xinchang Guobang Chemicals Co., Ltd. (subsequently repaid on its due date)	-	1,239,127

Loan from Industrial and Commercial Bank of China due April 10, 2006, monthly interest only payments at 4.575% per annum, secured by assets owned by the Company. (subsequently repaid on its due date)	-	1,115,214

Loan from Bank of China Kaiyuan Branch due May 8, 2007, monthly interest only payments at 5.606% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	1,011,544	-

Loan from Bank of China Kaiyuan Branch due May 16, 2007, monthly interest only payments at 5.606% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	632,215	-

Loan from Bank of China Kaiyuan Branch due April 17, 2007, monthly interest only payments at 5.348% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	2,149,532	-

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006

(UNAUDITED)

17.

SHORT –TERM DEBT (CONTINUED)

	September 30, 2006 (Unaudited)	December 31, 2005

Loan from Industrial Bank due September 26, 2006, monthly interest only payments at 5.115% per annum, respectively, guaranteed by Jin’ou Group. (subsequently repaid on its due date)	1,264,430	1,239,127

Loan from Huaxia Bank Wenhui Branch due April 3, 2007, monthly interest only payments at 5.348% per annum, guaranteed by Ningbo Tianheng Co., Ltd.	758,658	-

Loan from Bank of Communication Qingchun Branch, due June 5, 2007 monthly interest only payments at 5.363% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd.	1,264,430	-

Loan from Bank of Communication Qingchun Branch, due June 19, 2007 monthly interest only payments at 5.363% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd.	1,264,430	-

Loans from Industrial and Commercial Bank of China Qingchun Branch, due June 26, 2007, monthly interest only payments at 5.115% per annum, secured by assets owned by the Company	885,101	-

Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 15, 2007, monthly interest only payments at 5.115% per annum, secured by assets owned by the Company	790,269	-

Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 20, 2007, monthly interest only payments at 5.115% per annum, secured by assets owned by the Company	632,215	-

Loan from China Development Bank Haikou Branch, due November 24, 2006, monthly interest only payments at 5.115% per annum, guaranteed by Haikou Assure Investment Ltd.	75,866	371,738

Loan from Changzhou Commercial Bank, due January 1, 2006, monthly interest only payments at 4.785% per annum, guaranteed by Xinchang Guobang Chemicals Co. Ltd. (subsequently repaid on its due date)	-	619,563

Loan from Changzhou Commercial Bank, due February 15, 2006, monthly interest only payments at 6.51% per annum, guaranteed by Changzhou High-tech Development Co. Ltd. (subsequently repaid on its due date)	-	619,563

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006

(UNAUDITED)

17.

SHORT –TERM DEBT (CONTINUED)

	September 30, 2006 (Unaudited)	December 31, 2005

Loan from Huaxia Bank Wenhui Branch due March 16, 2006, monthly interest only payments at 4.8825% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. and Ningbo Tianheng Pharm. Co. Ltd. (subsequently repaid on its due date)	-	743,476

Loan from China Citic Bank Hangzhou Branch, due January 22, 2006, monthly interest only payments at 4.785% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. (subsequently repaid on its due date)	-	495,651

Loan from Changzhou Commercial Bank, due January 21, 2006, monthly interest only payments at 6.975% per annum, guaranteed by Changzhou High-tech Development Co. Ltd. (subsequently repaid on its due date)	-	3,097,817

Loans from Changzhou Commercial Bank, due December 26, 2006, monthly interest only payments at 6.975% per annum, secured by assets owned by the Company.	252,886	-

Loans from Changzhou Commercial Bank, due June 20, 2007, monthly interest only payments at 6.975% per annum, secured by assets owned by the Company.	1,119,023	-

Loans from Changzhou Commercial Bank, due June 28, 2007, monthly interest only payments at 6.975% per annum, secured by assets owned by the Company.	1,789,169	-

Total short-term bank loans	17,177,286	13,785,285

Notes payable to unrelated companies:	September 30, 2006 (Unaudited)	December 31, 2005
Due January 4, 2006 (subsequently repaid on its due date)	$-	$146,261
Due April 29, 2006 (subsequently repaid on its due date)	-	743,476
Due May 1, 2006 (subsequently repaid on its due date)	-	1,239,127
Due May 9, 2006 (subsequently repaid on its due date)	-	146,361
Due May 25, 2006 (subsequently repaid on its due date)	-	1,239,127
Due August 31, 2006 (subsequently repaid on its due date)	758,658	1,363,039
Due October 29, 2006 (subsequently repaid on its due date)	1,507,303	-
Due November 30, 2006	703,339	2,168,472
Due December 15, 2006	1,264,430	-
Due December 30, 2006	2,497,250	-

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006

(UNAUDITED)

17.

SHORT –TERM DEBT (CONTINUED)

Notes payable to unrelated companies:	September 30, 2006 (Unaudited)	December 31, 2005

Due April 5, 2007	316,108	309,781
Due April 20, 2007	316,108	309,781
Due August 31, 2007	787,740	-
Total notes payable	8,150,936	7,665,425

Total short-term debt	$25,328,222	$21,450,710

18.

NOTES PAYABLE

Notes payable as of September 30, 2006 and December 31, 2005 consist of the following:

Unsecured notes payable to unrelated companies:	September 30, 2006 (Unaudited)	December 31, 2005

Due December 31, 2009 (interest charged at 5.85% per annum)	$885,102	$-
Due February 20, 2009 (interest charged at 5.85% per annum)	1,264,430	-
Total	$2,149,532	$-

19.

DISCONTINUED OPERATION

On April 1, 2005, HAPC entered into a disposition agreement with Zhejiang Guobang Veterinary Drug Co., Ltd., a company controlled by the director of the Company. Pursuant to the agreement HAPC agreed to sell all of its interest in the branch in Shangyu, PRC to Zhejiang Guobang Veterinary Drug Co., Ltd. for $1,603,533 resulting in a gain of $26,068. In association with the agreement, the branch in Shangyu, PRC was no longer a consolidated subsidiary of the HAPC. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of the branch in Shangyu are removed from the detail line items in the company’s financial statements and presented separately as “discontinued operation”. The income from discontinued operation of $0 and $161,341 for the nine months ended September 30, 2006 and 2005, respectively, and the gain from disposition of discontinued operation of $26,068 in 2005 are reflected in the Company’s condensed consolidated statements of income for the nine months ended September 30, 2005.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006

(UNAUDITED)

19.

DISCONTINUED OPERATION (CONTINUED)

The condensed income statement for the three months ended March 31, 2005 of the branch in Shangyu is as follows:

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

20.

DEFERRED COMPENSATION

According to the executed consulting agreements signed on June 5, 2006, the Company issued 1,200,000 shares of common stock on July 11, 2006 to two consultants as compensation for their marketing consulting services from June 5, 2006 to June 5, 2008. The shares were valued at $1,320,000 using the closing share price of $1.10 at the date service commenced. The deferred compensation is amortized over the service period. For the nine months ended September 30, 2006, amortization expense is $316,833.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006

(UNAUDITED)

20.

DEFERRED COMPENSATION (CONTINUED)

On July 5, 2006, the Company issued 800,000 shares of common stock to employees as compensation for their services to the Company from July 6, 2006 to July 6, 2011. The shares were valued at $848,000 using the closing share price of $1.06 at the date service commenced. The deferred compensation is amortized over the service period. For the nine months ended September 30, 2006, amortization expense is $40,044.

21.

ADDITIONAL PAID-IN CAPITAL

On August 14, 2006, HAPC purchased an additional 5% interest in Hainan Aike Pharmaceutical Co., Ltd. (“Hainan”) for $63,222. On August 14, 2006, HAPC increased its shares in Hainan through an additional direct investment of $568,994 into Hainan. Thereafter, Hainan became a 60.61% owned subsidiary of the Company.  This resulted in a contributed capital of $282,786 which has been reflected in the consolidated balance sheet as of September 30, 2006.

22.

INCOME TAXES

(a)  Corporation Income Tax (“CIT”)

In accordance with the relevant tax laws and regulations of PRC, the corporation income tax (“CIT”) rate is 33% (Hangzhou Aida: 27%).  Hainan and Yangpu are subsidiaries registered in Hainan, PRC, and their corporate income tax rate of 15% is the tax rate for companies registered in Hainan, PRC in accordance with the relevant tax laws in PRC. Fangyuan is a subsidiary of HAPC and its applicable corporate income tax rate is 15%, since the company was recognized as a high-tech company by the PRC government.  However, in accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. For Hangzhou and Hainan, the first profitable year for income tax purposes as a foreign investment company was 2004. Income tax expense/(benefit) for the nine months ended September 30, 2006 and 2005 are summarized as follows:

	For the Nine Months Ended September 30, (Unaudited)
	2006	2005
Current:
CIT	$302,330	$176,946

Deferred:
CIT	142,717	(212,933)

Income tax expense/(benefit)	$445,047	$(35,987)

The Company’s income tax expense differs from the “expected” tax expense for the nine months ended September 30, 2006 and 2005 (computed by applying the CIT rate of 33 percent to income before income taxes) as follows:

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006

(UNAUDITED)

22.

INCOME TAXES (CONTINUED)

	For the Nine Months Ended September 30, (Unaudited)
	2006	2005

Computed “expected” expense	$764,658	$726,640
Effect of foreign tax rates	(43,695)	(42,466)
Valuation allowance	(12,167)	-
Time difference	142,717	(212,933)
Tax exemptions	(406,466)	(507,228)

Income tax expense/(benefit)	$445,047	$(35,987)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006 (Unaudited)	December 31, 2005
Deferred tax assets
Current portion:
Advertising exp.	$1,658	$-
Interest exp.	3,306	-
Selling and distribution expenses	11,090	-
Subtotal	16,054	-

Non-current portion:
Depreciation	63,254	55,797
Impairment and amortization	51,129	64,243
Bad debt provision	30,170	38,384
Pre-operating expenses	93,784	18,914
Research and development costs	16,194	13,112
Other	11,226	27,636
Less: Valuation allowance	-	(12,167)
Subtotal	265,757	205,919

Total deferred tax assets	$281,811	$205,919

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006

(UNAUDITED)

22.

INCOME TAXES (CONTINUED)

	September 30, 2006 (Unaudited)	December 31, 2005
Deferred tax liabilities:
Current portion:
Sales cut-off	$86,110	$51,974
Other	4,282	54,305
R&D cost	52,916	-
Subsidy income	281,653	-
Selling exp	45,931	-
Subtotal	470,892	106,279

Non-current portion:
Subsidy income	88,403	206,864
Depreciation	30,871	19,240
Amortization	14,853	-
Research and development costs	-	35,315
Government grant	62,848	73,401
Other	44,340	52,496
Intangible assets of acquisition	1,537,799	-
Subtotal	1,779,114	387,316

Total deferred tax liabilities	2,250,006	493,595

Net deferred (liabilities) assets	$(1,968,195)	$(287,676)

(b)  Value Added Tax (“VAT”)

In accordance with the relevant tax laws in the PRC, the VAT rate for export sales is 0% and domestic sales is 17%.  VAT is levied at 17% on the invoiced value of sales and is payable by the purchaser.  The Company is required to remit the VAT collected to the tax authority, but may deduct there from the VAT paid on eligible purchases.

The VAT payable of $268,000 and $142,050 at and September 30, 2006 and December 31, 2005, respectively, are included in other payables and accrued expenses in the accompanying consolidated balance sheets.

23.

COMMITMENTS AND CONTINGENCIES

The Company occupies plant and office space leased from third parties.  Accordingly, for the nine months ended September 30, 2006 and 2005, the Company recognized rental expense for these spaces of $138,603 and $26,045 respectively.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006

(UNAUDITED)

23.

COMMITMENTS AND CONTINGENCIES (CONTINUED)

As of September 30, 2006, the Company has outstanding commitments with respect to non-cancelable operating leases for real estate and plant, which fall due as follows

Period Ending September 30,	Amount
2007	$37,195
2008	70,810
2009	70,810
2010	70,810
2011	70,810
Thereafter	132,769
Total	$453,204

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

GENERAL

Aida Pharmaceuticals Inc.( formerly known as BAS Consulting, Inc.) (the “Company”) was incorporated in the State of Nevada on December 18, 2002 (inception). The Company attempted to operate as a consulting firm and was not successful.  The Company then began to seek an acquisition candidate and on December 8, 2005, we completed and closed the Share Exchange Agreement (the “Agreement”) dated as of June 1, 2005 by and among BAS Consulting, Inc., Earjoy Group Limited, a British Virgin Islands international business company (“Earjoy”), and the shareholders of Earjoy (the “Earjoy Shareholders”). A copy of the Agreement was previously filed as an Exhibit to our Current Report on Form 8-K dated June 1, 2005 as filed with the Securities and Exchange Commission (the “SEC”) on June 15, 2005.

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

f)

Shanghai Qiaer Bio-technology Co., Ltd (“Qiaer”)

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

Hangzhou Aida is a fully integrated pharmaceutical company engaged in the development, manufacture, marketing, licensing, and distribution of pharmaceutical products primarily in Mainland China.  Aida (including its subsidiaries) has a total of nine production lines for the manufacturing of antibiotics, cardiovascular and anti-tumor drugs in various forms, including injectable powder, injectable liquid, capsules, tablets and ointments. All of them have been certified according to the Good Manufacturing Practices (“GMP”) guidelines issued by the State Food and Drug Administration of the People’s Republic of China. Hangzhou Aida sells its Category-A antibiotic（Etimicin）, cardiovascular and anti-tumor products under the trademark “Aida”,“Aiyi” and “Chuangcheng”. All these products are prescription drugs that are sold mainly to the hospitals in Mainland China.

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

Aike was once a 50% owned subsidiary of Hangzhou Aida. In August 2006, Hangzhou Aida increased its position through an additional direct investment of $568,994 into Hainan Aike and making a $63,222 purchase of the interests held by a third-party institutional shareholder Merlin Green Canada Inc. Thereafter, Hainan Aike became a 60.61% owned subsidiary of the Company. Hangzhou Aida exercises significant influence over Aike by controlling over 60.61% of the voting rights and Aike owns 95% of Yangpu Aike Pharmaceutical Co., Ltd. (“Yangpu”). Aike specializes in the production of transfusion type of Etimicin.

On February 1, 2005, Hangzhou Aida acquired an additional 52% equity interest in Fangyuan, and Fangyuan became a 66% owned subsidiary as a consequence. Fangyuan is sole supplier of the raw material of Etimicin and is also a major producer of the liquid type of Etimicin.

The Company is capable of producing all types of Etimicin namely, powder, liquid and transfusion and thus has achieved a significant influence in the industry. Its influence is further enhanced by the acquisition of Fangyuan, which is the sole supplier of the raw material of Etimicin. This is a significant and unique advantage of the Company.

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

At the closing of this transaction, the Company received the registration certificate in the name of the Company for the 77.5% of the outstanding shares of Shanghai Qiaer Bio-Technology Co., Ltd. The chairman of the Board and CEO of the Company, Mr. Jin Biao was elected as the Board Chairman of Shanghai Qiaer Bio-Technology Co., Ltd.; the Company has two positions including Mr.Jin of the total three in the Board of Directors of Shanghai Qiaer Bio-Technology Co., Ltd.

Qiaer Bio-Tech was founded in 2001 and is located in the Zhangjiang Hi-tech development zone in Shanghai, China.  The key product of Qiaer Bio-Tech is rh-Apo21, a pioneering potential gene drug used for cancers. Qiaer Bio-Tech has applied for three patents from the Chinese government authority, one of which has been granted with the other two in process. The Phase I clinical trial of rh-Apo2l has been successfully completed.

Products

The table below illustrates the major products produced and marketed by Aida:

Product	Produced By	Specification	Standard/Category
Etimicin Sulfate Injection Powder	Aida	50mg, 100mg, 150mg	National Category-A
Etimicin Sulfate Injection liquid	Fangyuan	1ml, 2ml, 4ml	National Category-A
Etimicin Sulfate for transfusion	Aike	100ml(with 100mg/200mg)	National Category-D

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

Products Under Development

Major new products under developments by Aida include:

➢

5-Deoxy-Fluorordine. Aida has developed a new liquid for injection type of drug generated from 5-fluroruacil that has displayed better anticancer results and fewer side effects. This new product has been under clinical testing since 1998. Test results showed that it has only nominal side effects, a broad spectrum and is highly effective. The Company will supplement clinical trials according to the instruction from State Food and Drug Administration in the PRC.

➢

Apoptotic Factor (rh-Apo2l). Rh-Apo2l is being evaluated in a Phase I trial as a potential cancer therapeutic. The Phase I clinical trials were completed at the end of June, 2006.  Shanghai Qiaer Bio-Technology, which is acquired by Hangzhou Aida, has applied for three patents from the Chinese government authority. One patent has been granted and the other two are currently in process. We plan to complete the second and third stage clinical trials in the second half of 2007 and get production approval in the first half of 2008.

➢

Methylcanthatidinimide for Injection.  It is another new drug being developed by Fangyuan used for cancer treatment. It is supposed to be a Category B new drug. The clinical tests are expected to be completed by the first half of 2008 and the production is expected to begin by the end of 2009.

➢

SYO2. Hangzhou Aida has created one medicine extracted from herbal essence, called SYO2 that has exhibited bioactivity for brain anti-thrombosis. The drug, developed solely by an aligned research center of Hangzhou Aida, has shown to be safe, effective and without side effects. The Company believed that stroke patients treated by SYO2 would be significantly recovered after administration of the drug. Aida has completed SYO2’s pharmacological study and has applied for a patent. The Company plans to apply for clinical tests within the next 15 months. Hangzhou Aida intends to apply for production approval by the end of 2010.

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

➢

The sales of Hangzhou Aida’s Etimicin sulfate is estimated to grow continuously for the next three years after several years of market development;

➢

Aida is now planning to build up international business relationship with global players gradually in future. The international markets should increase the sales growth;

➢

Aida has achieved a monopoly status in this industry, with all types of Etimicin products and from the material chain to the final product chain. This is a significant and unique advantage of Aida and

➢

The Company is preparing for the production of several new drugs especially the commercialization of Shanghai Qiaer Bio-Technology’s Rh-Apo2l within two years, which should boost the sales growth of Aida per annum.

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

For the nine months ended September 30, 2006, management of the Company provided a reserve on its accounts receivable to reflect management’s expectation on the collectibility of aged accounts receivable. Management’s estimation of the reserve on accounts receivable at September 30, 2006 was based on the current facts that there are aged accounts receivable. Management has assessed the customers’ ability to continue to pay the outstanding invoices timely, and whether their financial position will deteriorate significantly in the future which would result in their inability to pay their debts to the Company.

For the third quarter ended September 30, 2006, the Company had made no impairments for long-lived assets. Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company also periodically evaluates the amortization periods of its depreciable assets to determine whether subsequent events and circumstances warrant revised estimates of the useful lives.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

The following table sets forth selected statements of income data as a percentage of revenues for the three months indicated.

	Three Months Ended September 30,
	2006	2005

Revenues	100.00%	100.00%
Cost of goods sold	(44.19)%	(24.69)%
Gross margin	55.81%	75.31%
Research and development	(0.65)%	(0.61)%
Selling and distribution	(16.73)%	(40.28)%
General and administrative	(18.60)%	(11.10)%
Other income (expense)	0.21%	(5.07)%
Income taxes	(3.10)%	2.55%
Minority interests	(3.86)%	(9.10)%
Gain from discontinued operation	0.00%	0.00%
Net income	13.09%	11.69%

Revenues, Cost of Goods Sold and Gross Profit

Revenues for the three months ended September 30, 2006 were $7,023,891, an increase of $774,548 from $6,249,343 for the three months ended September 30, 2005. Sales revenues from our group of companies engaging in the production of different types of Etimicin for the third quarter of 2006 and 2005 were as follows:

	Three Months Ended September 30,
Companies	2006	2005	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co., Ltd (“Hangzhou Aida”) specializes in the production of Etimicin powder	$2,759,390	$2,657,564	$101,826

Hainan Aike pharmaceutical Co., Ltd (“Aike”) specializes in the production of Etimicin transfusion	2,838,064	2,365,096	472,968

Hangzhou Boda Medical Research and Development Co., Ltd.(“Boda”)	-	-	-

Shanghai Qiaer Bio-Technology Co., Ltd.(“Qiaer”)	-	-	-

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”) specializes in the production of Etimicin injection	1,426,437	1,226,683	199,754

TOTAL	$7,023,891	$6,249,343	$774,548

For the three months ended September 30, 2006, the sales of Hangzhou Aida increased by $101,826 or 3.83% as compared to the same period in 2005. But the increase percentage of 3.83% has been improved remarkably as compared to the decrease percentage of 47.16% for the first quarter this year. This reason was that Hangzhou Aida has taken some new measures to adapt the new market environment and improve the operation result in sales since the second quarter this year.

For the three months ended September 30, 2006, the sales of Hainan Aike increased by $472,968 or 20.00% as compared to the same period in 2005. The increase in sales is the result of the intense marketing and promotion programs of a new Etimicin transfusion product, “Aiyi”. Another reason is that Hainan Aike has establishing several new sales offices in various regions.

For the three months ended September 30, 2006, the sales of Fangyuan increased by $199,754 or 16.28% as compared to the same period in 2005. The increase in sales is the result of the intense marketing and promotion programs of a new Etimicin injection product, “Chuangcheng”.

The cost of goods sold for the third quarter ended September 30, 2006 was $3,103,516, an increase of $1,560,337 from $1,543,179 for the same period in 2005. The increase in cost of goods sold can be analyzed as follows:

	Three Months Ended September 30,
Companies	2006	2005	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co. Ltd. (“Hangzhou Aida”) specializes in the production of Etimicin powder	$940,872	$575,053	$365,819

Hainan Aike pharmaceutical Co. Ltd. (“Aike”) specializes in the production of Etimicin transfusion	1,724,307	693,883	1,030,424

Hangzhou Boda Medical Research and Development Co.,Ltd. (“Boda”)	-	-	-

Shanghai Qiaer Bio-Technology Co., Ltd.(“Qiaer”)	-	-	-

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”) specializes in the production of Etimicin injection	438,337	274,243	164,094

TOTAL	$3,103,516	$1,543,179	$1,560,337

The cost of goods sold of Hangzhou Aida for the three months ended September 30, 2006 increased by $365,819, or 63.61% compared to $575,053 for the same period in 2005. The increase in the cost of goods sold can mainly be accounted for by an increase in sales by 3.83% and a slight decrease in the price of Etimicin by approximately 5% since the second half of 2005.

Despite the increase in sales of 20.00%, the cost of goods sold of Aike increased by 148.50% for the three months ended September 30, 2006 compared to for the same period in 2005. The increase can partially be explained by the increase in sales. Another reason is that among Aike’s sale increase, the products with relatively low margin accounted for a larger portion. As a result, the increase rate of the cost of goods exceeded the increase rate of the sales.

The cost of goods sold of Fangyuan for the three months ended September 30, 2006 increased by $164,094, compared to $274,243 for the same period in 2005. The increase is mainly due to the increase in sales.

Despite the increase in total sales revenue of 12.39%, the cost of goods sold increased by 101.11% in the third quarter of 2006 compared to the same period in 2005. The Company has suffered a decrease in the gross profit margin.

Compared to the three months ended September 30, 2005, the percentage gross profit margin for our Company decreased from 75.31% to 55.81% for the third quarter ended September 30, 2006.

The decrease in gross profit margin percentage was mainly attributable to the following: among Aike’s sales increase, the products with relatively low margin accounted for a larger portion, which lowered down the general margin percentage as Aike contributed over 50% of the company’s total sales in the quarter.

Research and Developments

Research and development expenses increased from $38,017 for the third quarter of 2005 to $45,323 for the same period this year. The increase was mainly due to $45,111 for the nine months ended September 30, 2006 representing costs incurred by Qiaer.

Selling and Distribution

Selling and distribution expenses decreased from $2,517,041 for the three months ended September 30, 2005 to $1,175,000 for the same period this year, or a 53.32% decrease. Compared to the same period in 2005, our decrease in the expenses was because of the following:

	Three Months Ended September 30,
Breakdown of Expenses	2006	2005	Increase/ (Decrease)

Traveling expenses	$523,221	$1,003,492	$(480,271)
Sale commissions	-	199,408	(199,408)
Office expenses	210,595	408,928	(198,333)
Payroll	52,418	148,285	(95,867)
Conference fees	17,275	273,942	(256,667)
Rent	12,774	14,859	(2,085)
Entertainment	42,368	100,101	(57,733)
Other expenses	153,696	368,026	(214,330)
Advertising expenses	162,653	-	162,653

TOTAL	$1,175,000	$2,517,041	$(1,342,041)

For the three months ended September 30, 2006 advertising expenses of $162,653 increased by $162,653, compared with the same period last year. The increase can mainly be explained by the increase in sales of 12.39%. To increase the sales, the Company carried out more advertisements, which resulted in the increasing advertising expenses in the third quarter of 2006.

For the third quarter of 2006 traveling expenses, office expenses and conference fees decreased by $480,271, $198,333 and $256,667 respectively, compared with the same period last year. The decrease was mainly explained that the Company controlled the selling expenses by effective administration.

For the three months ended September 30, 2005 sale commissions of $199,408 represented the expenses occurred to Fangyuan. No such expense occurred for the same period this year.

General and Administrative

General and administrative expenses increased from $693,937 for the three months ended September 30, 2005 to $1,306,226 for the same period this year, representing a 88.23% increase. The details of general and administrative expenses for the three months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,
Breakdown of Expenses	2006	2005	Increase/ (Decrease)

Amortization of deferred expense	$311,044	$-	$311,044
Traveling expenses	49,643	11,975	37,668
Office expenses	46,021	52,582	(6,561)
Payroll	140,111	112,714	27,397
Conference fees	17,800	-	17,800
Bad debt provision	13,769	210,279	(196,510)
Consultancy fees	138,357	-	138,357
Entertainment	24,716	39,188	(14,472)
Depreciation	82,092	54,567	27,525
Social compensation	43,675	31,577	12,098
Amortization of other intangible assets	141,419	67,459	73,960
Other expenses	297,579	113,596	183,983
TOTAL	$1,306,226	$693,937	$612,289

Amortization of deferred expense was $311,044 for the three months ended September 30, 2006. On July 5, 2006, the Company issued 800,000 and 1,200,000 shares of common stock on Form S-8 with the Securities and Exchange Commission to employees and consultants, respectively. The deferred compensation is amortized over the service period. No such expense was occurred for the same period last year.

The consultancy fees which the company pays consultants for their consultation service increased from $0 for the three months ended September 30, 2005 to $138,357 for the same period this year. The increase was mainly attributable to $98,943 and $38,337 of the consultancy fees in the third quarter this year from Aida and Fangyuan, respectively.

Bad debt provision of $13,769 for the three months ended September 30, 2006 decreased by $196,510 from $210,279 for the same period last year. The decrease was attributable to the decrease in the bad debt provision of Fangyuan.

Amortization of other intangible assets of $141,419 for the three months ended September 30, 2006 increased by $73,960 from $67,459 for the same period last year. The increase was explained by that the increase in amortization of other intangible assets occurred to Fangyuan and Qiaer of $24,041 and $48,180, respectively.

Other Income (Expenses)

Other income (expenses) changed from a net expense of $(317,122) for the three months ended September 30, 2005 to net income of $14,511 for the same period this year. The other income (expenses) for the three months Ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,
Breakdown of Other Income (Expenses)	2006	2005	Increase/ (Decrease)

Interest expense, net	$(459,511)	$(297,809)	$(161,702)
Government grants	551,420	72,746	478,674
Gain on sale of investment	-	-	-
Gain from nonmonetary transaction	-	-	-
Other (loss) income, net	(77,358)	(92,059)	14,701

TOTAL	$14,551	$(317,122)	$331,673

Interest expense for the three months ended September 30, 2006 increased by $161,702 from $297,809 for the same period last year. The increase is due to the increase in bank borrowings as a result of more requirements for working capital with the development of the Company.

Government grants for the three months ended September 30, 2006 increased by $478,674 from $72,746 for the same period last year. The increase is due to the increase in subsidies from the government.

Income Taxes

Income tax (expense) benefit was $(217,720) for the three months ended September 30, 2006, as compared to $159,227 for the same period last year.

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

In accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for the first two years and is then entitled to a 50% tax reduction for the succeeding three years. And the foreign investment company income tax rate is 27% in Hangzhou, PRC. Since Hangzhou Aida Pharmaceutical Co., Ltd has been a foreign investment company since 2004, we are entitled to a 50% tax reduction in 2006.

Net Income

In the third quarter of 2006, our net income increased by $188,745 to a net income of $919,285 from $730,540 in the same period in 2005.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

The following table sets forth selected statements of income data as a percentage of revenues for the nine months indicated.

	Nine Months Ended September 30,
	2006	2005

Revenues	100.00%	100.00%
Cost of goods sold	(49.24)%	(25.93)%
Gross margin	50.76%	74.07%
Research and development	(0.23)%	(0.99)%
Selling and distribution	(24.05)%	(42.75)%
General and administrative	(14.73)%	(14.04)%
Other income (expense)	(0.64)%	(3.40)%
Income taxes	(2.26)%	0.22%
Minority interests	(2.10)%	(4.96)%
Gain from discontinued operation	0.00%	1.17%
Net income	6.75%	9.32%

Revenues, Cost of Goods Sold and Gross Profit

Revenues for the nine months ended September 30, 2006 were $19,659,235, an increase of $3,577,313 from $16,081,922 for the same period last year. Sales revenues from our group of companies engaging in the production of different types of Etimicin for the nine months ended September 30, 2006 and 2005 were as follows:

	Nine Months Ended September 30,
Companies	2006	2005	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co., Ltd (“Hangzhou Aida”) specializes in the production of Etimicin powder	$6,830,259	$8,338,698	$(1,508,439)

Hainan Aike pharmaceutical Co., Ltd (“Aike”) specializes in the production of Etimicin transfusion	9,609,484	5,987,764	3,621,720

Hangzhou Boda Medical Research and Development Co., Ltd. (“Boda”)	-	-	-

Shanghai Qiaer Bio-Technology Co., Ltd.(“Qiaer”)	-	-	-

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”) specializes in the production of Etimicin injection	3,219,492	1,755,460	1,464,032

TOTAL	$19,659,235	$16,081,922	$3,577,313

For the nine months ended September 30, 2006, the sales of Hangzhou Aida decreased by $1,508,439 or 18.09% as compared to the same period in 2005. The decrease is mainly attributable to the new implementations of government regulations that imposed an adverse effect on the pharmaceutical distribution of some of our distributors. These regulations demand more strictly on the promotion means of the distributions. As a result, they reduced their orders from the Company. Hangzhou Aida has taken some new measures to adapt to the new market environment and improve the operation result in sales since the second quarter this year, and the decrease percentage has been improved remarkably.

For the nine months ended September 30, 2006, the sales of Hainan Aike increased by $3,621,720, or 60.49% as compared to the same period in 2005. The increase in sales is the result of the intense marketing and promotion programs of a new Etimicin transfusion product, “Aiyi”. Another reason is that Hainan Aike has established several new sales offices in various regions.

For the nine months ended September 30, 2006, the sales of Fangyuan increased by $1,464,032, or 83.40% as compared to the same period in 2005. The increase in sales is the result of the intense marketing and promotion programs of a new Etimicin injection product, “Chuangcheng”.

The cost of goods sold for the nine months ended September 30, 2006 was $9,679,567, an increase of $5,508,966 from $4,170,601, for the same period in 2005. The increase in cost of goods sold can be analyzed as follows:

	Nine Months Ended September 30,
Companies	2006	2005	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co., Ltd. (“Hangzhou Aida”) specializes in the production of Etimicin powder	$1,959,058	$1,763,417	$195,641

Hainan Aike pharmaceutical Co., Ltd. (“Aike”) specializes in the production of Etimicin transfusion	5,955,803	1,663,770	4,292,033

Hangzhou Boda Medical Research and Development Co., Ltd. (“Boda”)	-	-	-

Shanghai Qiaer Bio-Technology Co., Ltd. (“Qiaer”)	-	-	-

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”) specializes in the production of Etimicin injection	1,764,706	743,414	1,021,292

TOTAL	$9,679,567	$4,170,601	$5,508,966

Despite the increase in sales of 18.09%, the cost of goods sold of Hangzhou Aida for the nine months ended September 30, 2006 increased by $195,641, or 11.09% compared to $1,763,417 for the same period in 2005. It can mainly be accounted for by a slight decrease in the price of Etimicin by approximately 5% since the second half of 2005.

Despite the increase in sales of 60.49%, the cost of goods sold of Aike increased by 257.97% for the nine months ended September 30, 2006 compared to the same period in 2005. The increase can partially be explained by the increase in sales. Another reason is that among Aike’s sales increase, the products with relatively low margin accounted for a larger portion. As a result, the increase rate of the cost of goods exceeded the increase rate of the sales.

The cost of goods sold of Fangyuan for the nine months ended September 30, 2006 increased by $1,021,292, compared to $743,414 for the same period in 2005.The increase is mainly due to the increase in sales.

Despite the increase in total sales revenue of 22.24%, the cost of goods sold increased by 132.09% in the nine months ended September 30, 2006 compared to the same period in 2005. The Company has suffered a decrease in the gross profit margin.

Compared to the nine months ended September 30, 2005, the percentage gross profit margin for our Company decreased from 74.07% to 50.76% for the nine months ended September 30, 2006.

The decrease in gross profit margin percentage was mainly attributable to the following factors: Firstly, among Aike’s sales increase, the products with relatively low margin accounted for a larger portion, which lowered down the general margin percentage as Aike contributed over 50% of the company’s total sales in the quarter. Secondly, the increase in the cost of C1a, a precursor of Etimicin raw materials. Thirdly, a slight decrease in the price of Etimicin by approximately 5% since the second half of 2005.

Research and Developments

Research and development cost was $158,840 for the nine months ended September 30, 2005 representing costs incurred for toxicological tests for the Etimicin product with a view of improving the quality of the drugs. Research and development cost was $45,111 for the nine months ended September 30, 2006 representing costs incurred by Qiaer.

Selling and Distribution

Selling and distribution expenses decreased from $6,874,814 for the nine months ended September 30, 2005 to $4,728,989 for the same period this year, or a 31.21% decrease. Compared to the same period in 2005, our decrease in the expenses was because of the following:

	Nine Months Ended September 30,
Breakdown of Expenses	2006	2005	Increase/ (Decrease)

Traveling expenses	$1,713,380	$3,000,678	$(1,287,298)
Sale commissions	431,207	621,571	(190,364)
Office expenses	799,684	1,131,706	(332,022)
Payroll	249,098	578,485	(329,387)
Conference fees	141,647	523,852	(382,205)
Rent	105,807	81,688	24,119
Entertainment	117,031	256,585	(139,554)
Other expenses	604,722	606,053	(1,331)
Advertising expenses	566,413	74,196	492,217

TOTAL	$4,728,989	$6,874,814	$(2,145,825)

For the nine months ended September 30, 2006 advertising expenses of $566,413 increased by $492,217, compared with the same period last year. The increase can mainly be explained by the increase in sales of 22.24%. To increase the sales, the Company carried out more advertisements, which resulted in the increasing advertising expenses in the past three quarters of 2006.

For the nine months ended September 30, 2006 traveling expenses, office expenses and entertainment expenses decreased by $1,287,298, $332,022 and $139,554 respectively, compared with the same period last year. The decrease was mainly explained that the Company controlled the selling expenses by effective administration.

General and Administrative

General and administrative expenses increased from $2,257,189 for the nine months ended September 30, 2005 to $2,896,205 for the same period this year, representing a 28.31% increase. The details of general and administrative expenses for the nine months ended September 30, 2006 and 2005 were as follows:

	Nine Months Ended September 30,
Breakdown of Expenses	2006	2005	Increase/ (Decrease)

Traveling expenses	$188,765	$163,823	$24,942
Office expenses	133,073	169,813	(36,740)
Payroll	422,687	379,561	43,126
Conference fees	27,564	26,836	728
Bad debt provision	27,553	240,826	(213,273)
Consultancy fees	245,646	34,879	210,767
Entertainment	75,770	77,128	(1,358)
Social compensation	97,625	102,592	(4,967)
Depreciation	230,212	149,394	80,818
Amortization of other intangible assets	323,739	197,543	126,196
Amortization of deferred expenses	356,878	-	356,878
Other expenses	766,693	714,794	51,899

TOTAL	$2,896,205	$2,257,189	$639,016

Amortization of deferred expense was $356,878 for the nine months ended September 30, 2006. On July 5, 2006, the Company issued 800,000 and 1,200,000 shares of common stock on Form S-8 with the Securities and Exchange Commission to employees and consultants, respectively. The deferred compensation is amortized over the service period. No such expense was occurred for the same period last year.

The consultancy fees which the Company pays consultants for their consultation service increased from $34,879 for the nine months ended September 30, 2005 to $245,646 for the same period this year. The increase was mainly attributable to the increase in the consultancy fees of $209,142 and $99,028 from Aida and Fangyuan, respectively.

Bad debt provision of $27,553 for the nine months ended September 30, 2006 decreased by $213,273 from $240,826 for the same period last year. The decrease resulted from the decrease in the bad debt provision of $214,496 at Fangyuan for the nine months ended September 30, 2005.

Amortization of other intangible assets of $323,739 for the nine months ended September 30, 2006 increased by $126,196 from $197,543 for the same period last year. The increase was explained by that the increase in amortization of other intangible assets of $77,921 and $47,955 occurred by Fangyuan and Qiaer, respectively.

Other Income (Expenses)

Other income (expenses) changed from a net expense of $(547,222) for the nine months ended September 30, 2005 to net expense $ (124,625) for the same period this year. The other income (expenses) for the nine months ended September 30, 2006 and 2005 were as follows:

	Nine Months Ended September 30,
Breakdown of other income /(expenses)	2006	2005	Increase/ (Decrease)

Interest expense, net	$(1,114,105)	$(779,686)	$(334,419)
Government grants	1,097,724	115,719	982,005
Gain on sale of investment	12,490	-	12,490
Gain from nonmonetary transaction	-	125,097	(125,097)
Other (loss) income, net	(120,734)	(8,352)	(112,382)

TOTAL	$(124,625)	$(547,222)	$422,597

Interest expense for the nine months ended September 30, 2006 increased by $334,419 from $779,686 for the same period last year. The increase is due to the increase in bank borrowings as a result of more requirements for working capital with the development of the Company.

Government grants for the nine months ended September 30, 2006 increased by $982,005 from $115,719 for the same period last year. The increase is due to the increase in subsidies from the government.

Gain on sale of investment of $12,490 for the nine months ended September 30, 2006 representing the sold income of 8.33% outstanding shares of Zhejiang Anglikang Pharmaceutical Co., Ltd at a price of $12,490 and no such income occurred for the same period of 2005.

Gain from nonmonetary transaction of $125,097 for the nine months ended September 30, 2005 resulted from that the Company transferred equipment with an aggregate net book value of $514,133 for settling a liability to Sunshine Group of $639,230. No such transaction occurred for the same period this year.

Income Taxes

Income tax (expense) benefit was $(445,047) for the nine months ended September 30, 2006, as compared to $35,987 for the same period last year.

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

In accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company  is exempt from corporate income tax for the first two years and is then entitled to a 50% tax reduction for the succeeding three years. And the foreign investment company income tax rate is 27% in Hangzhou, PRC. Since Hangzhou Aida Pharmaceutical Co., Ltd has been a foreign investment company since 2004, so we are entitled to a 50% tax reduction in 2006.

Net Income

In the nine months ended September 30, 2006, our net income decreased by $172,114 to $1,326,673 from $1,498,787 in the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance increased by $1,805,103 to $4,934,553 as of September 30, 2006, as compared to $3,129,450 as of December 31, 2005. The increase was mainly attributable to cash in flow of financing activities and depreciation and amortization of $6,270,382 and $1,281,280, respectively, an increase in accounts payable of $2,145,059. The increase in cash flow was partially offset by cash out flow of investment activities of $5,208,219, an increase in accounts receivable and inventories of $3,471,378 and $435,080, respectively and a decrease in customer deposits, other payables and accrued liabilities and due to employees of $608,739, $273,451and $365,431, respectively. The net cash flow was $1,805,103 for the nine months ended September 30, 2006.

Our cash flow from operations amounted to $579,266 for the nine months ended September 30, 2006, compared to $3,024,895 for the same period last year.

Our cash flow used in investing activities amounted to $(5,208,219) of which $(14,163) was lent to related parties. The Company invested $1,005,737 in deposit for land use right, $1,178,141 and $1,977,393 in the purchase of plant and equipment and a subsidiary respectively.

The net cash used in financing activities amounted to $6,270,382 of which $3,877,511 and $2,149,532 were the proceeds from short-term debt and notes payable, respectively.

At September 30, 2006, the Company had short-term debt of $25,328,222 of which $17,177,286 was short-term bank borrowings and the remaining $8,150,936 represented notes payable to unrelated parties. The interest for the short-term borrowings varied from 4.575% to 6.975% per annum whereas the notes payable to unrelated parties is interest free. The Company believes that the cash generated from normal operation will be sufficient to pay off its liabilities as the short-term borrowings and commitments fall due.

Working Capital

Our working capital deficiency decreased by $1,391,182 to $(4,460,741) at September 30, 2006, as compared to $(5,851,923) at December 31, 2005. The decrease in working capital deficiency at September 30, 2006 was mainly attributable to our increase in accounts receivable of $3,471,377, cash and cash equivalents of 1,805,103 and notes receivable of $860,728 and a decrease in other payables and accrued liabilities of $273,451 and customer deposits of $608,739 offset by an decrease in due from employees of $797,710 and an increase in short term debts of $3,877,512, accounts payable of $2,145,059 and accrued expense of $841,713.

The Company currently generates its cash flow through operations and the Company believes that its cash flow generated from operations will be sufficient to sustain operations for the next twelve months. Also, from time to time, the Company may require extra funding through financing activities and investments for expansion. Also, from time to time, the Company may come up with new expansion opportunities for which our management may consider seeking external funding and financing. However, as of September 30, 2006, the Company had no solid plan for additional capital through external funding and financing.

Item 3.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the period ended September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b)

Changes in Internal Controls.

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In December of 2005, the Company filed a legal action against Hainan Haomai Pharmaceutical Co., Ltd for its infringement upon the patent of Etimicin transfusion. As the plaintiff, the Company has claimed compensation of approximately USD 60,000 for the infringement. The defendant applied with SIPO (State Intellectual Property Office of the People’s Republic of China) for the invalidity of the Patent of Etimicin under which the company was granted the exclusive production right of Etimicin powder and transfusion form. SIPO has declared to refuse the request by the defendant and reconfirm the validity of the patent. The Company is still waiting for the court judgement.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

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

 AIDA PHARMACEUTICALS, INC.

Date: November 13, 2006

/s/ Biao Jin

Mr. Biao Jin

Chief Executive Officer

Date: November 13, 2006

/s/ Hui Lin

Ms. Hui Lin

Chief Financial Officer