Form 10KSB/A
period 2005-12-31
AIDA PHARMACEUTICALS INC
filed 2007-02-02
CIK 1220286

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB/A	OMB APPROVAL OMB Number: 3235-0420 Expires: March 31, 2007 Estimated average burden Hours per response……1646

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No ☒

NOTE – This Amended 10-KSB reflects a correction of the par value from $.006 to $.001 in the Consolidated Balance Sheets and Consolidated Statements of Changes in Shareholders’ Equity. There are no additional changes.

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

(iv)

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

Selling and Distribution

Selling and distribution expenses increased from $5,903,916 for the year ended December 31, 2004 to $10,081,651 for the year 2005, or a 70.76% increase. Compared to the year 2004, our increase was due to the following:

	Year ended December 31,
Breakdown of Expenses	2005	2004	Increase/ (Decrease)

Traveling expenses	$4,436,680	$1,724,345	$2,712,335
Sale commissions	551,985	-	551,985
Office expenses	1,510,658	1,206,021	304,637
Payroll	555,339	414,605	140,734
Conference fees	930,505	786,665	143,840
Rent	96,190	233,609	(137,419)
Promotion fees	1,007,267	873,427	133,840
Consultancy fees	-	269,313	(269,313)
Entertainment	546,727	87,595	459,132
Other expenses	446,300	308,336	137,964

TOTAL	$10,081,651	$5,903,916	$4,177,735

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

AIDA PHARMACEUTICALS, INC.

Date: January 31, 2007

/s/ Biao Jin

Mr. Biao Jin

Chief Executive Officer

Date: January 31, 2007

/s/ Hui Lin

Ms. Hui Lin

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 31, 2007	/s/ Jianjun Qui Mr. Jiajun Qui Director

Date: January 31, 2007	/s/ Biao Jin Mr. Biao Jin Director

Date: January 31, 2007	/s/ Qiong Zhang Qiong Zhang Director

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.)

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2005 AND 2004

April 15, 2006

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONTENTS

PAGE F-3	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE F-4	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2005 AND 2004

PAGE F-5	CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

PAGE F-6	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

PAGES F-7-8	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

PAGES F-9-30	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2005 AND 2004

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

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Boca Raton, Florida

March 20, 2006

AIDA PHARMACEUTICAL, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2005	December 31, 2004
CURRENT ASSETS
Cash and cash equivalents	$3,129,450	$2,810,050
Restricted cash	1,903,487	258,805
Accounts receivable, net of allowance for doubtful accounts of $386,688 and $130,610 as of December 31, 2005 and 2004, respectively	9,390,137	5,128,330
Notes receivable	3,323,076	1,408,883
Inventories, net of reserve for obsolete inventories of $0 and $200,017 as of December 31, 2005 and 2004, respectively	3,348,592	2,763,529
Due from related parties	54,120	610,452
Other receivables, prepaid expenses, and other assets	449,672	227,266
Due from employees	497,486	739,385
Current assets of the discontinued operation	-	4,268,696
Prepayments for goods	316,960	68,348
Total current assets	22,412,980	18,283,744

Plant and equipment, net	11,987,572	3,572,845
Land use rights, net	1,755,440	591,620
Construction in progress	856,776	-
Patents, net	1,788,014	178,583
Due from employees	616,440	26,286
Long term investments	218,605	640,320
Deposits	2,817,391	486,921
Due from related parties	-	25,745
Other assets of the discontinued operation	-	1,225,790
Deferred taxes	205,919	214,938

TOTAL ASSETS	$42,659,137	$25,246,792

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,622,449	$847,924
Other payables and accrued liabilities	3,003,233	781,958
Short term debt	21,450,710	8,625,868
Due to related parties	159,492	1,154,976
Taxes payable	38,722	5,455
Customer deposits	1,390,526	331,566
Due to employees	493,492	-
Current liabilities of the discontinued operation	-	5,458,709
Deferred taxes	106,279	107,453
Total current liabilities	28,264,903	17,313,909

LONG-TERM LIABILITIES
Long-term bank loan	3,717,380	1,087,416
Deferred taxes	387,316	174,623
Minority interests	3,565,431	1,559,217
Total long-term liabilities	7,670,127	2,821,256

TOTAL LIABILITIES	35,935,030	20,135,165

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 25,000,000 shares and 23,375,000 shares issued and outstanding at December 31, 2005 and 2004, respectively	25,000	23,375
Additional paid-in capital	3,418,323	3,419,948
Retained earnings (the restricted portion is $593,971 and $449,957 at December 31, 2005 and 2004, respectively)	3,136,495	1,668,160
Accumulated other comprehensive income	144,289	144

Total Shareholders’ Equity	6,724,107	5,111,627

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$42,659,137	$25,246,792

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

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total
	Shares	Par Value

BALANCE, JANUARY 1, 2004	23,375,000	$23,375	$3,419,948	$1,779,000	$148	$5,222,471

Net income	-	-	-	1,634,940	-	1,634,940

Dividend	-	-	-	(1,745,780)	-	(1,745,780)

Foreign currency translation loss	-	-	-	-	(4)	(4)

BALANCE, DECEMBER 31, 2004	23,375,000	$23,375	$3,419,948	$1,668,160	$144	5,111,627

Common stock issued for acquisition	1,625,000	1,625	(1,625)	-	-	-

Foreign currency translation gain	-	-	-	-	144,145	144,145

Net income	-	-	-	1,468,335	-	1,468,335

BALANCE, DECEMBER 31, 2005	25,000,000	$25,000	$3,418,323	$3,136,495	$144,289	$6,724,107

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