Form 10QSB/A
period 2006-03-31
AIDA PHARMACEUTICALS INC
filed 2007-02-02
CIK 1220286

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

NOTE – This Amended 10-QSB reflects a correction of the par value from $.006 to $.001 in the Condensed Consolidated Balance Sheets. There are no additional changes.

AIDA PHARMACEUTICAL, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2006 (Unaudited)	December 31, 2005

CURRENT ASSETS
Cash and cash equivalents	$2,277,406	$3,129,450
Restricted cash	1,768,886	1,903,487
Accounts receivable, net of allowance for doubtful accounts of $386,688 and
$386,688 as of March 31, 2006 and December 31, 2005, respectively	8,949,963	9,390,137
Notes receivable	3,219,062	3,323,076
Inventories	4,355,390	3,348,592
Due from related parties	67,361	54,120
Other receivables, prepaid expenses, and other assets	403,831	449,672
Due from employees	705,698	497,486
Prepayments for goods	548,678	316,960
Total current assets	22,295,275	22,412,980

Plant and equipment, net	11,860,934	11,987,572
Land use rights, net	2,150,555	1,755,440
Construction in progress	867,762	856,776
Patents, net	1,965,819	1,788,014
Due from employees	587,548	616,440
Long term investments	218,605	218,605
Deposits	2,761,137	2,817,391
Deferred taxes	237,763	205,919

TOTAL ASSETS	$42,945,398	$42,659,137

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICAL, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY
	March 31, 2006 (Unaudited)	December 31, 2005

CURRENT LIABILITIES
Accounts payable	$3,300,560	$1,622,449
Other payables and accrued liabilities	2,501,213	3,003,233
Short-term debt	18,757,785	21,450,710
Due to related parties	123,005	159,492
Taxes payable	72,012	38,722
Customer deposits	1,180,803	1,390,526
Due to employees	117,928	493,492
Deferred taxes	121,438	106,279
Total current liabilities	26,174,744	28,264,903

LONG-TERM LIABILITIES
Long-term bank loans	3,742,048	3,717,380
Deferred taxes	470,007	387,316
Notes payable	2,120,494	-
Minority interests	3,632,229	3,565,431
Total long-term liabilities	9,964,778	7,670,127

TOTAL LIABILITIES	36,139,522	35,935,030

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 25,000,000 and 25,000,000 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	25,000	25,000
Additional paid-in capital	3,418,323	3,418,323
Retained earnings (the restricted portion is $593,971 and $593,971 at March 31, 2006 and December 31, 2005, respectively)	3,151,031	3,136,495
Accumulated other comprehensive income	211,522	144,289
Total Shareholders’ Equity	6,805,876	6,724,107

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$42,945,398	$42,659,137

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS

 OF INCOME  AND COMPREHENSIVE INCOME

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2006	2005

REVENUES	$5,331,827	$4,800,613

COST OF GOODS SOLD	(2,983,114)	(1,435,860)

GROSS PROFIT	2,348,713	3,364,753

Selling and distribution	(1,680,669)	(1,542,479)
General and administrative	(647,210)	(546,684)
Research and development	(1,600)	(120,823)

INCOME FROM OPERATIONS	19,234	1,154,767

OTHER INCOME (EXPENSES)

Interest expense, net	(269,605)	(213,979)
Government grants	459,993	-
Gain on non-monetary transaction	-	125,097
Other (loss) income, net	(31,145)	68,240

INCOME FROM OPERATIONS BEFORE INCOME TAXES	178,477	1,134,125

INCOME TAX	(97,143)	(11,402)

INCOME FROM CONTINUING OPERATIONS
BEFORE MINORITY INTERESTS	81,334	1,122,723

MINORITY INTERESTS	(66,798)	(375,997)

INCOME FROM CONTINUING OPERATIONS	14,536	746,726

DISCONTINUED OPERATION

Gain from disposition of discontinued operation	-	26,068
Income from discontinued operation	-	161,341

GAIN FROM DISCONTINUED OPERATION	-	187,409

NET INCOME	14,536	934,135

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	67,233	(2,296)

OTHER COMPREHENSIVE INCOME (LOSS)
BEFORE INCOME TAXES	67,233	(2,296)

INCOME TAXES RELATED TO OTHER
COMPREHENSIVE INCOME	(23,532)	-

OTHER COMPREHENSIVE INCOME (LOSS),
NET OF INCOME TAXES	43,701	(2,296)

COMPREHENSIVE INCOME	$58,237	$931,839

WEIGHTED AVERAGE SHARES
OUTSTANDING BASIC AND DILUTED	25,000,000	23,375,000

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS

 OF INCOME  AND COMPREHENSIVE INCOME

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2006	2005

Income per common share from continuing operations,
basic and diluted	$0.00	$0.03

Income per common share from gain from disposition of discontinued
operations, basic and diluted	$0.00	$0.01

Income per common share from income from discontinued
operations, basic and diluted	$0.00	$0.00

Net income per common share, basic and diluted	$0.00	$0.04

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,536	$934,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	385,226	352,571
Deferred taxes	65,091	(286,817)
Gain on nonmonetary transaction	-	(125,097)
Minority interests’ share of net income	66,798	375,997
Gain on disposal of discontinued operation	-	(26,068)

Changes in operating assets and liabilities, net of effects of acquisition:

(Increase) Decrease In:
Accounts receivable	440,175	8,103
Inventories	(1,006,797)	950,319
Other receivables, prepaid expenses, and other assets	46,757	294,113
Prepayments for goods	(230,718)	484,545
Discontinued operation	-	423,351

Increase (Decrease) In:
Accounts payable	1,678,111	(1,230,830)
Other payables and accrued liabilities	(502,025)	2,810,937
Due to employees	(375,564)	54,813
Taxes payable	33,291	57,977
Customer deposits	(209,723)	577,821
Discontinued operation	-	876,051
Net cash provided by operating activities	405,158	6,531,921

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	134,601	(2,667,432)
Purchases of plant and equipment	(201,395)	(175,886)
Purchases of construction in progress	(10,987)	-
Proceeds from disposal of discontinued operation, net of cash sold	-	1,581,755
Purchase of land use right	(393,117)	-
Deposit for long term investment	(124,211)	-
Deposit for fixed assets	(56,531)	-
Notes receivable	104,014	(354,775)
Due from related parties	(13,240)	-
Due from employees	(179,320)	(904,810)
Purchase of a subsidiary, net of cash acquired	-	(936,707)
Discontinued operation	-	224,141
Net cash used in investing activities	(740,186)	(3,233,714)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	(2,692,925)	(228,927)
Proceeds from/(repayments of) notes payable	2,120,494	(631,815)
Proceeds from related parties	-	246,553
Repayment to related parties	(36,486)	(1,348,910)
Discontinued operation	-	(1,666,084)
Net cash provided by financing activities	(608,917)	(3,629,183)

DECREASE IN CASH AND CASH EQUIVALENTS	(943,945)	(330,976)

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

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

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

IS OF PRESENTATION

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

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

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

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

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

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

9.

NOTES RECEIVABLE

Notes receivable at March 31, 2006 and December 31, 2005 consist of the following:

Bank acceptance notes :
	March 31, 2006 (Unaudited)	December 31, 2005

Due February 4, 2006	$-	$8,674
Due February 15, 2006	-	136,864
Due March 11, 2006	-	6,196
Due April 13, 2006	-	49,566
Subtotal	$-	$201,300

Notes receivable from related companies:
	March 31, 2006 (Unaudited)	December 31, 2005

Due November 11, 2006	$374,205	$371,738
Due November 30, 2006	62,367	61,956
Due December 2, 2006	124,735	123,913
Due October 14, 2006	343,528	319,951
Subtotal	$904,835	$877,558

Notes receivable from unrelated companies:
	March 31, 2006 (Unaudited)	December 31, 2005

Due May 20, 2006	$124,735	$123,913
Due December 1, 2006	1,167,966	1,160,265
Due December 31, 2006	1,021,526	960,040
Subtotal	2,314,227	2,244,218

Total	$3,219,062	$3,323,076

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

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

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

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

12.

BUSINESS COMBINATION

On February 1, 2005, HAPC signed a purchase agreement with Jiangsu Sunshine Group Inc. to purchase an additional 52% interest in Changzhou Fangyuan Pharmaceutical Co., Ltd. for $3,232,542, and the acquisition was completed on February 1, 2005.   The acquisition date for accounting purposes was February 1, 2005.  Thereafter, Changzhou Fangyuan Pharmaceutical Co., Ltd. became a 66% owned subsidiary of the HAPC and the financial results of Changzhou Fangyuan Pharmaceutical Co., Ltd. have been consolidated in the accompanying consolidated financial statements of the Company.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

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

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

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

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

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

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

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

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

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

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

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

Period Ending March, 31,	Amount
2006	$979,201

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

Hangzhou Aida is a fully integrated pharmaceutical company engaged in the development, manufacture, marketing, licensing, and distribution of pharmaceutical products primarily in Mainland China. Aida (including its subsidiaries) has a total of nine production lines for the manufacturing of antibiotics, cardiovascular and anti-tumor drugs in various forms, including injectable powder, injectable liquid, capsules, tablets and ointments. All of them have been certified according to the Good Manufacturing Practices (“GMP”) guidelines issued by the State Food and Drug Administration of the People’s Republic of China. Hangzhou Aida sells its Category-A antibioticшEtimicinч, cardiovascular and anti-tumor products under the trademark “Aida.”,“Aiyi” and ”Chuangcheng”. All these products are prescription drugs that are sold mainly to the hospitals in Mainland China.

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

Revenues, Cost of Goods Sold and Gross Profit

Revenues for the three months ended March 31, 2006 were $5,331,827, an increase of $531,214 from $4,800,613 for the three months ended March 31, 2005. Compared to the first quarter of 2005, the increase in sales revenues from our group of companies engaging in the production of different types of Etimicin for the first quarter of 2006 and 2005 were as follows:

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

For the three months ended March 31, 2006, the sales of Fangyuan increased by $431,620 or 85.55% as compared to the same period of 2005. The increase in sales is the result of the intense marketing and promotion programs of a new Etimicin injection product, “Chuangcheng”

The cost of goods sold for the first quarter ended March 31, 2006 was $2,983,114 an increase of $1,547,254 from $1,435,860 for the year 2005. The increase in cost of goods sold can be analyzed as follows:

	Three Months Ended March 31,
Companies	2006	2005	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co. Ltd. (“Hangzhou Aida”) specializes in the production of Etimicin powder	$382,950	$589,861	$(206,911)

Hainan Aike pharmaceutical Co. Ltd. (“Aike”) specializes in the production of Etimicin transfusion	1,785,339	755,558	1,029,781

Hangzhou Boda Medical Research and Development Co.,Ltd. (“Boda”)	-	-	-

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”) specializes in the production of Etimicin injection	814,825	90,441	724,384

TOTAL	$2,983,114	$1,435,860	$1,547,254

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

Selling and Distribution

Selling and distribution expenses increased from $1,542,479 for the three months ended March 31, 2005 to $1,680,669 for the same period this year, or an 8.96% increase. Compared to the same period in 2005, our increase in the expenses was because of the following:

	Three Months Ended March 31,
Breakdown of Expenses	2006	2005	Increase/ (Decrease)

Traveling expenses	$487,849	$401,564	$86,285
Sale commissions	217,376	287,026	(69,650)
Office expenses	224,165	211,471	12,694
Payroll	94,424	77,312	17,112
Conference fees	69,188	117,325	(48,137)
Rent	68,136	27,173	40,963
Entertainment	53,087	52,887	200
Other expenses	220,208	219,038	1,170
Advertising expenses	246,236	148,683	97,553

TOTAL	$1,680,669	$1,542,479	$138,190

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

General and Administrative

General and administrative expenses increased from $546,684 for the three months ended March 31, 2005 to $647,210 for the same period this year, representing a 18.39% increase. The details of general and administrative expenses for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
Breakdown of Expenses	2006	2005	Increase/ (Decrease)

Traveling expenses	$63,216	$47,108	$16,108
Office expenses	27,660	41,073	(13,413)
Payroll	117,810	109,254	8,556
Conference fees	0	6,797	(6,797)
Rent	448	5,595	(5,147)
Consultancy fees	77,407	12,177	65,230
Entertainment	36,287	22,955	13,332
Other expenses	137,628	186,306	(48,678)
Depreciation	151,884	75,487	76,397
Social compensation	34,870	39,932	(5,062)
TOTAL	$647,210	$546,684	$100,526

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