Form 10QSB/A
period 2006-06-30
AIDA PHARMACEUTICALS INC
filed 2007-02-02
CIK 1220286

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB/A-2

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

AIDA PHARMACEUTICAL, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2006 (Unaudited)	December 31, 2005

CURRENT ASSETS
Cash and cash equivalents	$5,684,350	$3,129,450
Restricted cash	1,991,196	1,903,487
Accounts receivable, net of allowance for doubtful accounts of $386,688 and $386,688 as of June 30, 2006 and December 31,2005, respectively	9,752,632	9,390,137
Notes receivable	2,929,596	3,323,076
Inventories	3,978,566	3,348,592
Deferred tax assets	10,246	-
Due from related parties	1,129,471	54,120
Other receivables, prepaid expenses, and other assets	449,724	449,672
Due from employees	445,199	497,486
Prepayments for goods	380,700	316,960
Total current assets	26,751,680	22,412,980

Plant and equipment, net	11,607,066	11,987,572
Land use rights, net	2,150,559	1,755,440
Construction in progress	878,722	856,776
Patents, net	1,887,327	1,788,014
Due from employees	792,364	616,440
Long term investments	288,836	218,605
Deposits	4,243,585	2,817,391
Deferred taxes	240,367	205,919

TOTAL ASSETS	$48,840,506	$42,659,137

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICAL, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,125,248	$1,622,449
Other payables and accrued liabilities	1,865,426	3,003,233
Accrued expense	2,162,254	-
Short term debts	23,665,617	21,450,710
Due to related parties	316,753	159,492
Taxes payable	117,130	38,722
Customer deposits	1,182,220	1,390,526
Due to employees	212,668	493,492
Deferred taxes	163,011	106,279
Total current liabilities	32,810,327	28,264,903

LONG-TERM LIABILITIES
Long-term bank loans	3,752,064	3,717,380
Deferred taxes	477,806	387,316
Notes payable	2,126,169	-
Minority interests	3,707,572	3,565,431
Total long-term liabilities	10,063,611	7,670,127

TOTAL LIABILITIES	42,873,938	35,935,030

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 25,000,000 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	25,000	25,000
Additional paid-in capital	3,418,323	3,418,323
Deferred compensation	(1,274,167)	-
Retained earnings (the restricted portion is $593,971 and $593,971 at June 30, 2006 and December 31, 2005, respectively)	3,562,972	3,136,495
Accumulated other comprehensive income	234,440	144,289

Total Shareholders’ Equity	5,966,568	6,724,107

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,840,506	$42,659,137

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS

 OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$7,284,888	$5,031,908	$12,599,694	$9,832,579

COST OF GOODS SOLD	(3,579,700)	(1,191,544)	(6,554,934)	(2,627,422)

GROSS PROFIT	3,705,188	3,840,364	6,044,760	7,205,157

Research and development	-	-	-	(120,824)

Selling and distribution	(1,863,507)	(2,893,166)	(3,540,243)	(4,357,773)

General and administrative	(939,536)	(938,671)	(1,586,281)	(1,563,252)

INCOME FROM OPERATIONS
	902,145	8,527	918,236	1,163,308
OTHER INCOME (EXPENSES)

Interest expense, net	(384,500)	(267,895)	(653,191)	(481,877)

Government grants	43,124	72,746	503,587	121,640

Investment income	12,490	-	12,490	-

Gain on non-monetary transactions	-	-	-	125,097

Other (loss) income, net	31,403	(63,203)	71	5,041

INCOME BEFORE INCOME TAXES	604,662	(249,825)	781,193	933,209

INCOME TAXES	(130,270)	(62,942)	(227,110)	(123,240)

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	474,392	(312,767)	554,083	809,969

MINORITY INTERESTS	(75,504)	146,870	(142,141)	(229,131)

INCOME FROM CONTINUING OPERATIONS	398,888	(165,897)	411,942	580,838

DISCONTINUED OPERATION

Gain from disposition of discontinued operation	-	-	-	159,331

Income from discontinued operation	-	-	-	25,743

GAIN FROM DISCONTINUED OPERATION	-	-	-	185,074

NET INCOME (LOSS)	398,888	(165,897)	411,942	765,912

OTHER COMPREHENSIVE INCOME
Foreign Currency Translation gain	22,918	28	90,151	45

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES	22,918	28	90,151	45

INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME	(7,563)	(9)	(29,750)	(15)

OTHER COMPREHENSIVE INCOME , NET OF INCOME TAXES	15,355	19	60,401	30

COMPREHENSIVE INCOME (LOSS)	$414,243	$(165,878)	$472,343	$765,942

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	25,000,000	23,375,000	25,000,000	23,375,000

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS

 OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income per common share from continuing operations, basic and diluted	$0.02	$0.01	$0.02	$0.03

Income per common share from gain from disposition of discontinued operations, basic and diluted	$0.00	$0.00	$0.00	$0.00

Income per common share from income from discontinued operations, basic and diluted	$0.00	$0.00	$0.00	$0.01

Net income per common share, basic and diluted	$0.02	$0.01	$0.02	$0.03

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$411,943	$765,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	810,053	687,191
Deferred taxes	102,527	(274,392)
Gain from forgiveness of debt	-	(125,097)
Minority interests’ share of net income	142,140	229,130
Loss of disposal of fixed assets	230	-
Amortization of deferred compensation	45,833	-
Gain on disposal of discontinued operation	(12,490)	(26,068)

Changes in operating assets and liabilities, net of effects of acquisition:

(Increase) Decrease In:
Accounts receivable	(362,495)	32,608
Inventories	(629,974)	793,151
Other receivables, prepaid expenses, and other assets	(53)	618,826
Prepayments for goods	(63,740)	(1,292)
Discontinued operation	-	423,351

Increase (Decrease) In:
Accounts payable	1,502,800	(79,992)
Other payables and accrued liabilities	(295,554)	565,631
Due to employees	(280,824)	259,678,
Taxes payable	78,409	84,287
Customer deposits	(208,306)	780,088
Discontinued operation		876,051
Net cash provided by operating activities	1,240,499	5,609,063

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(87,709)	(2,022,957)
Purchases of plant and equipment	(164,021)	(473,406)
Purchases of construction in progress	(13,950)
Proceeds from disposal of discontinued operation, net of cash sold	-	1,581,755
Cash received from sale of plant and equipment	819	-
Purchase of land use right	(394,169)	-
Deposit for land use right	(986,915)	-
Deposit for long term investment	(499,749)	-
Deposit for fixed assets	(7,880)	-
Deposit for patent	(125,069)	-
Notes receivable	393,479	(1,335,312)
Due from related parties	(1,075,350)	-
Due from employees	(123,638)	(1,134,201)
Proceeds from disposal of investment	137,559	-
Purchase of investment	(187,603)	-
Purchase of a subsidiary, net of cash acquired	-	(936,707)
Discontinued operation	-	224,141
Net cash used in investing activities	(3,134,196)	(4,096,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of short-term debt	4,341,076	-
Repayment of short-term debt	-	(1,437,167)
Proceeds from long-term debt	34,684	-
Proceeds from notes payable	-	3,256,526
Proceeds from related parties	157,262	-
Repayment to related parties	-	(2,282,174)
Discontinued operation	-	(1,666,084)
Net cash used in financing activities	4,533,022	(2,128,899)

See accompanying notes to the condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2006	2005

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,639,325	(616,523)

Effect of exchange rate changes on cash	(84,425)	25
Cash and cash equivalents at beginning of period	3,129,450	2,810,050

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,684,350	$2,193,552

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$(79,533)	$(912)
Interest paid	$(671,098)	$(497,244)

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

4.

CONCENTRATIONS

The Company has four major customers who accounted for the following percentages of total sales and total accounts receivable in 2006 and 2005:

	Sales		Accounts Receivable
Major Customers	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005	June 30, 2006	December 31, 2005

Company A	15%	12%	5%	7%
Company B	8%	4%	1%	0%
Company C	6%	2%	1%	1%
Company D	5%	1%	6%	2%

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 AS OF JUNE 30, 2006

(UNAUDITED)

The Company has two major suppliers who accounted for the following percentages of total purchases and total accounts payable in 2006 and 2005:

	Purchases		Accounts Payable
Major Customers	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005	June 30, 2006	December 31, 2005

Company E	11%	12%	10%	7%
Company F	7%	8%	3%	6%

The sole market of the Company is the PRC for the periods ended Jun 30, 2006 and 2005.

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

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 AS OF JUNE 30, 2006

(UNAUDITED)

8.

EARNING PER SHARE

Basic earning per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive securities outstanding for the period prospected.

9.

NOTES RECEIVABLE

Notes receivable at June 30, 2006 and December 31, 2005 consist of the following:

Bank acceptance notes :
	June 30, 2006 (Unaudited)	December 31, 2005
Due February 4, 2006 (subsequently settled)	-	8,674
Due February 15, 2006 (subsequently settled)	-	136,864
Due March 11, 2006 (subsequently settled)	-	6,196
Due April 13, 2006 (subsequently settled)	$-	$49,566
Subtotal	-	201,300

Notes receivable from related companies:
	June 30, 2006 (Unaudited)	December 31, 2005
Due October 14, 2006	-	319,951
Due November 11, 2006	375,206	371,738
Due November 30, 2006	62,534	61,956
Due December 2, 2006	62,534	123,913
Due December 14, 2006	454,183	-
Due December 31, 2006	$11,506	$-
Subtotal	965,963	877,558

Notes receivable from unrelated companies:
	June 30, 2006 (Unaudited)	December 31, 2005
Due May 20, 2006	-	123,913
Due December 1,2006	869,566	1,160,265
Due November 30, 2006	968,998	960,040
Due May 31, 2007	125,069	-
Subtotal	1,963,633	2,244,218

Total	$2,929,596	$3,323,076

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

During the technique improvement from April 2005 to April 2006, the HAPC engaged Hangzhou Aoya bio-tech Co., Ltd.  to manufacture products "Aida". With the termination of the processing service, there was no amount of processing materials as at June 30, 2006.

11.

DUE TO/FROM RELATED PARTIES

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

The following summarizes the acquisition:

Total consideration paid	$3,654,257
Fair value of assets acquired	(18,309,680)
Fair value of liabilities assumed	9,603,434
Negative goodwill	$(5,051,989)

Negative goodwill applied to a patent	5,051,989
Total	$5,051,989

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

Plant and equipment consist of the following as of June 30, 2006 and December 31, 2005 :

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

Depreciation and amortization expense for six months ended June 30, 2006 and 2005 is $607,456 and $486,405, respectively.

14.

LAND USE RIGHT

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

In February 2005, the Company acquired a patent valued at $1,868,534 in connection with the acquisition of Changzhou Fangyuan Pharmaceutical Co., Ltd. Amortization expense for six months ended June 30, 2006 and 2005 is $68,812 and $44,662, respectively.

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

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 AS OF JUNE 30, 2006

(UNAUDITED)

17.

LONG-TERM INVESTMENTS

As of June 30, 2006, long-term investments consist of the following:

	Ownership Interest	June 30, 2006	Ownership Interest	December 31, 2005
At cost:
Hangzhou Longde Medical Machinery Co., Ltd.	10.6%	$101,233	10.6%	$97,790
Zhejiang Anglikang Pharmaceutical Co., Ltd.	-	-	8.33%	120,815
Hangzhou Jin'ou Medicine Co,. Ltd	50.0%	187,603		-
		$288,836		$218,605

In April  2006, the Fangyuan , 66% subsidiary of the HAPC, entered into an agreement with Jin’ou Group to set up Hangzhou Jin’ou Medicine Co., Ltd (“Jin’ou Medicine”).  Pursuant to the mutual agreement, Fangyuan would invest $312,672 accounting for 40% of total equity capital in Jin’ou Medicine to be registered.  At June 30, 2006, Fangyuan invested $187,603 representing a 50% ownership. And the rest amount of investment will be paid by December 31, 2006.   Since the Company do not hold over 50 per cent of the outstanding voting shares, and the company can not exercise control over Jin’ou Medicine’s operation, therefore it is classified as an associate.

On June 8, 2006, the HAPC entered into agreement with Wu Weihua to transfer it’s 8.33% interest in Zhejiang Anglikang Pharmaceutical Co.,Ltd. in exchange of  $137,560 with a gain of $12,490.

18.

SHORT –TERM DEBT

Short-term debt as of June 30, 2006 consists of the following:

	June 30, 2006 (Unaudited)	December 31, 2005
Loans from Industrial and Commercial Bank of China Qingchun Branch, due July 24, 2006, monthly interest only payments at 5.115% per annum, secured by assets owned by the Company.	$-	$743,476

Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 1, 2006, monthly interest only payments at 5.115% per annum, secured by assets owned by the Company. (subsequently repaid on its due date)	875,482	867,389

Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 8, 2006, monthly interest only payments at 5.115% per annum, secured by assets owned by the Company.( subsequently repaid on its due date)	781,680	774,454

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 AS OF JUNE 30, 2006

(UNAUDITED)

18.

SHORT –TERM DEBT(CONTINUED)

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

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 AS OF JUNE 30, 2006

(UNAUDITED)

18.

SHORT –TERM DEBT(CONTINUED)

	June 30, 2006 (Unaudited)	December 31, 2005
Loan from Bank of Communication Qingchun Branch, due June 5, 2007 monthly interest only payments at 5.363% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd	1,250,688	-

Loan from Bank of Communication Qingchun Branch, due June 19, 2007 monthly interest only payments at 5.363% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd	1,250,688	-

Loan from China Development Bank Haikou Branch, due November 24, 2006, monthly interest only payments at 5.115% per annum, guaranteed by Haikou Assure Investment Ltd.	187,603	371,738

Loan from Changzhou Commercial Bank, due January 1, 2006, monthly interest only payments at 4.785% per annum, guaranteed by Xinchang Guobang Chemicals Co. Ltd. (subsequently repaid on its due date)	-	619,563

Loan from Changzhou Commercial Bank, due February 15, 2006, monthly interest only payments at 6.51% per annum, guaranteed by Changzhou High-tech Development Co. Ltd. (subsequently repaid on its due date)	-	619,563

Loan from Huaxia Bank Wenhui Branch due March 16, 2006, monthly interest only payments at 4.8825% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. and Ningbo Tianheng Pharm. Co. Ltd. (subsequently repaid on its due date)	-	743,476

Loan from China Citic Bank Hangzhou Branch, due January 22, 2006, monthly interest only payments at 4.785% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. (subsequently repaid on its due date)	-	495,651

Loan from Changzhou Commercial Bank, due April 15, 2006 and January 21, 2006, respectively, monthly interest only payments at 6.975% per annum, guaranteed by Changzhou High-tech Development Co. Ltd.	-	3,097,817
Loans from Changzhou Commercial Bank, due December 26, 2006, monthly interest only payments at 6.975% per annum, secured by assets owned by the Company.	250,138	-

Loans from Changzhou Commercial Bank, due June 20, 2007, monthly interest only payments at 6.975% per annum, secured by assets owned by the Company.	1,106,859	-

Loans from Changzhou Commercial Bank, due June 28, 2007, monthly interest only payments at 6.975% per annum, secured by assets owned by the Company.	1,769,722	-

Total short-term bank loans	17,103,157	13,785,285

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 AS OF JUNE 30, 2006

(UNAUDITED)

18.

SHORT –TERM DEBT(CONTINUED)

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

 AS OF JUNE 30, 2006

(UNAUDITED)

19.

DISCONTINUED OPERATION(CONTINUED)

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

20.

DEFERRED COMPENSATION

According to the executed consulting agreements, the Company will issue 1,200,000 shares of common stock to two consultants  as  compensation for their management and marketing consulting service from June 5, 2006 to June 5, 2008. The shares were valued at $1,320,000 using the closing share price of $1.1 at the date service commenced. The amount is included in accrued expenses in the condensed consolidated balance sheet at June 30, 2006. The deferred compensation will be amortized over the service period. For the six months ended June 30, 2006, amortization expense is $45,833 and $1,274,167 was reflected as deferred compensation.

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

Period Ending June 30	Amount
2006	54,901
2007	79,381
2008	70,041
2009	70,041
2010	70,041
Thereafter	145,918
Total	$490,323

As of June 30, 2006, the Company has outstanding commitments with respect to  non-cancelable capital injection  to Jin’ou medicine , which fall due as follows

Period Ending June 30	Amount
2006	312,672
Total	$312,672

22.

SUBSEQUENT EVENTS

On March 31, 2006, the HAPC entered into a share purchase agreement with Zhejiang Medical Group Inc. to purchase an additional 45% of the outstanding shares of Shanghai Qiaer Bio-Technology Co., Ltd., a company engaged in the research, development and sales of pharmaceutical products and related services, for $495,650.  Previously, HAPC paid $561,324 as deposit to purchase 55% of the outstanding shares of Shanghai Qiaer Bio-Technology Co., Ltd. When the transfer is closed, Shanghai Qiaer Bio-technology Co., Ltd. will become a 100% owned subsidiary of the Company. The share transfer is expected to be closed in the third quarter of 2006.

After re-negotiating the original 55% Qiaer share purchase, on July 15, 2006, the HAPC amended its purchase agreement with Shanghai Handsome Biotech Co., Ltd. to reduce the percent of Qiaer shares originally purchased from 40% at a price of $223,058 to 17.5% at a price of $1,350,788. The Company also amended the purchase agreement with Zhongtuo Times Investment Co., Ltd. for 15% of the Qiaer shares at a price of $281,936 to $1,065,093. Thus, the Company received 32.5% of Qiaer for a total purchase price of  $2,415,880. And upon consummation, the Company will own a total of 77.5% of Qiaer.

In June 2006, the HAPC adopted a Non-qualified Stock Grant and Option Plan (“Plan”) that provides for the granting of shares to two consultants and key employees. The Plan reserves 2,000,000 shares of common stock, including 1,200,000 shares granted to two consultants “Zheng Zhigang “ and “Qiao Bei”, and 800,000 shares to the employees.  And certain shares to the consultants were registered on July 11, 2006.

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

Revenues, Cost of Goods Sold and Gross Profit

Revenues for the three months ended June 30, 2006 were $7,284,888 an increase of $2,252,980 from $5,031,908 for the three months ended June 30, 2005. Compared to the second quarter of 2005, the increase in sales revenues from our group of companies engaging in the production of different types of Etimicin for the second quarter of 2006 and 2005 were as follows:

	Three Months Ended June 30,
Companies	2006	2005	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co., Ltd (“Hangzhou Aida”) specializes in the production of Etimicin powder	$2,735,648	$3,324,104	$(588,456)

Hainan Aike pharmaceutical Co., Ltd (“Aike”) specializes in the production of Etimicin transfusion	3,692,482	1,583,102	2,109,380

Hangzhou Boda Medical Research and Development Co., Ltd. (“Boda”)	-	-	-

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”) specializes in the production of Etimicin injection	856,758	124,702	732,056

TOTAL	$7,284,888	$5,031,908	$2,252,980

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

The cost of goods sold for the second quarter ended June 30, 2006 was $3,579,700 an increase of $2,388,156 from $1,191,544 for the year 2005. The increase in cost of goods sold can be analyzed as follows:

	Three Months Ended June 30,
Companies	2006	2005	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co. Ltd (“Hangzhou Aida”) specializes in the production of Etimicin powder	$532,665	$595,484	$(62,819)

Hainan Aike pharmaceuticalCo. Ltd (“Aike”) specializes in the production of Etimicin transfusion	2,540,028	488,561	2,051,467

Hangzhou Boda Medical Research and Development Co., (“Boda”)	-	-	-

Changzhou Fangyuan Pharmaceutical Ltd. (“Fangyuan”) specializes in the production of Etimicin injection	507,007	107,499	399,508

TOTAL	$3,579,700	$1,191,544	$2,388,156

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

Revenues, Cost of Goods Sold and Gross Profit

Revenues for the six months ended June 30, 2006 were $12,599,694 an increase of $2,767,115 from $9,832,579 for the same time last year. Compared to the six months of 2005, the increase in sales revenues from our group of companies engaging in the production of different types of Etimicin for the six months of 2006 and 2005 were as follows:

	Six Months Ended June 30,
Companies	2006	2005	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co., Ltd (“Hangzhou Aida”) specializes in the production of Etimicin powder	$4,060,870	$5,681,335	$(1,620,465)

Hainan Aike pharmaceutical Co., Ltd (“Aike”) specializes in the production of Etimicin transfusion	6,747,519	3,622,018	3,125,501

Hangzhou Boda Medical Research and Development Co., Ltd. (“Boda”)	-	-	-

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”) specializes in the production of Etimicin injection	1,791,305	529,226	1,262,079

TOTAL	$12,599,694	$9,832,579	$2,767,115

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

The cost of goods sold for the six months ended June 30, 2006 was $6,554,934 an increase of $3,927,512 from $2,627,422, for the year 2005. The increase in cost of goods sold can be analyzed as follows:

	Six Months Ended June 30,
Companies	2006	2005	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co. Ltd (“Hangzhou Aida”) specializes in the production of Etimicin powder	$1,014,030	$1,190,116	$(176,086)

Hainan Aike pharmaceuticalCo. Ltd (“Aike”) specializes in the production of Etimicin transfusion	4,219,665	969,396	3,250,269

Hangzhou Boda Medical Research and Development Co., (“Boda”)	-	-	-

Changzhou Fangyuan Pharmaceutical Ltd. (“Fangyuan”) specializes in the production of Etimicin injection	1,321,238	467,911	853,327

TOTAL	$6,554,934	$2,627,422	$3,927,512

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