Form 10QSB/A
period 2006-09-30
AIDA PHARMACEUTICALS INC
filed 2007-02-02
CIK 1220286

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

AIDA PHARMACEUTICAL, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY
	September 30, 2006 (Unaudited)	December 31, 2005

CURRENT LIABILITIES
Accounts payable	$3,767,507	$1,622,449
Other payables and accrued liabilities	2,073,270	3,003,233
Accrued expenses	841,713	-
Short-term debt	25,328,222	21,450,710
Due to related parties	139,420	159,492
Taxes payable	167,807	38,722
Customer deposits	781,786	1,390,526
Due to employees	128,060	493,492
Deferred taxes	470,892	106,279
Total current liabilities	33,698,677	28,264,903

LONG-TERM LIABILITIES
Long-term bank loans	3,793,291	3,717,380
Deferred taxes	1,779,114	387,316
Notes payable	2,149,532	-
Minority interests	4,814,058	3,565,431
Total long-term liabilities	12,535,995	7,670,127

TOTAL LIABILITIES	46,234,672	35,935,030

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 27,000,000 and 25,000,000 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	27,000	25,000
Additional paid-in capital	5,855,462	3,418,323
Deferred compensation	(1,811,122)	-
Retained earnings (the restricted portion is $593,971 and $593,971 at September 30, 2006 and December 31, 2005, respectively)	4,477,704	3,136,495
Accumulated other comprehensive income	305,074	144,289
Total Shareholders’ Equity	8,854,118	6,724,107

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,088,790	$42,659,137

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