Form 10KSB
period 2006-12-31
AIDA PHARMACEUTICALS INC
filed 2007-04-02
CIK 1220286

OMB APPROVAL
SECURITIES AND EXCHANGE COMMISSION	OMB Number: 3235-0420
Washington, D.C. 20549	Expires: March 31, 2007
Form 10-KSB	Estimated average burden
Hours per response…1646

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

86-571-85802712

Securities registered under Section 12(b) of the Exchange Act:

Title of each class    Name of each exchange on which registered

_________________________________

______________________________________

_________________________________

______________________________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.        ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                  Yes  ☐  No ☒

State issuer’s revenues for its most recent fiscal year:

$29,643,103

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the issuer’s voting stock held as of March 15, 2007 by non-affiliates of the issuers was $32,400,000 based on the closing price of the registrant’s common stock.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 15, 2007, the Company had 27,000,000 shares of common stock issued and outstanding.

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

Transitional Small Business Disclosure Format (Check one): Yes  ☐   No ☒

TABLE OF CONTENTS

       PAGE

PART I

 1

    ITEM 1.   Description of Business

 1

    ITEM 2.   Description of Property

24

    ITEM 3.   Legal Proceedings

24

    ITEM 4.   Submission Of Matters To A Vote Of Security Holders

25

PART II

25

    ITEM 5.   Market For Common Equity and Related Stockholder Matters

25

    ITEM 6.   Management Discussion and Analysis

26

    ITEM 7.   Financial Statements

33

    ITEM 8.   Changes In And Disagreements With Accountants On

Accounting And Financial Disclosures

33

    ITEM 8A.  Controls and Procedures

34

    ITEM 8B.  Other Information

34

PART III

34

    ITEM 9.   Directors, Executive Officers, Promoters And Control Persons,

Compliance With Section 16(A) Of The Exchange Act

34

    ITEM 10.  Executive Compensation

36

    ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

37

    ITEM 12.  Certain Relationships and Related Transaction

38

    ITEM 13.  Exhibits

40

    ITEM 14.  Principal Accounting Fees and Services.

40

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

Hangzhou Aida is a fully integrated pharmaceutical company engaged in the development, manufacture, marketing, licensing, and distribution of pharmaceutical products primarily in Mainland China.  Aida (including its subsidiaries) has a total of nine production lines for the manufacturing of antibiotics, cardiovascular and anti-tumor drugs in various forms, including injectable powder, injectable liquid, capsules, tablets and ointments. All of them have been certified according to the Good Manufacturing Practices (“GMP”) guidelines issued by the State Food and Drug Administration of the People’s Republic of China (“SFDA”). Hangzhou Aida sells its Category-A antibiotic（Etimicin）under the trademark “Aida” and “PanNuo” etc. All these products are prescription drugs that are sold mainly to the hospitals in Mainland China.

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

Aike was once a 50% owned subsidiary of Hangzhou Aida. In August 2006, Hangzhou Aida increased its position through an additional direct investment of $568,994 into Hainan Aike and making a $63,222 purchase of the interests held by a third-party institutional shareholder Merlin Green Canada Inc. Thereafter, Hainan Aike became a 60.61% owned subsidiary of the Company. Hangzhou Aida exercises significant influence over Aike by controlling over 60.61% of the voting rights and Aike owns 95% of Yangpu Aike Pharmaceutical Co., Ltd. (“Yangpu”). Aike specializes in the production of transfusion type of Etimicin “AiYi”.

Fangyuan is a 66% owned subsidiary of Hangzhou Aida. Fangyuan is sole supplier of the raw material of Etimicin and is also a major producer of the liquid type of Etimicin “ChuangCheng”.

The Company is capable of producing all types of Etimicin namely, powder, liquid and transfusion and thus has achieved a significant influence in the industry. This is a significant and unique advantage of the Company.

On August 8, 2006, the Company completed and closed the Share Purchase Agreements with Zhejiang Pharmaceutical Co., Ltd , Shanghai Handsome Biotech Co., Ltd and Zhongtuo Times Investment Co., Ltd. respectively. With these agreements, the Company acquired 77.5% of the outstanding shares of Shanghai Qiaer Bio-Technology Co., Ltd collectively.

Qiaer Bio-Tech was founded in 2001 and is located in the Zhangjiang Hi-tech development zone in Shanghai, China.  The key product of Qiaer Bio-Tech is rh-Apo21, a pioneering potential biopharmaceutical therapy with genetic engineering techniques used for cancers. Qiaer Bio-Tech has applied for three patents from the Chinese government authority, one of which has been granted with the other two in process. The Phase I clinical trial of rh-Apo2l has been successfully completed and the Phase II clinical trial has been initiated.

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

According to our market study, the Company believes that we have occupied more than 75% of the total market share of Etimicin in Mainland China. The Company is capable of producing a full series of Etimicin, namely, powder, transfusion and liquid. Emphasis will be placed on developing new products for the market.

Products Under Development

Major new products under developments by Aida include:

•

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

•

Apoptotic Factor (rh-Apo2l). Rh-Apo2l is being evaluated in a Phase II trial as a potential cancer therapeutic. The Phase I clinical trials were completed at the end of June, 2006 and the Phase II started in February of 2007. Shanghai Qiaer Bio-Technology, which is acquired by Hangzhou Aida, has applied for three patents from the Chinese government authority. One patent has been granted and the other two are currently in process. We plan to complete the second and third stage clinical trials in the second half of 2007 and get production approval in the first half of 2008 if we can get such approval from SFDA as expected.

•

Vasostatin –Apo2L is a recombinant fusion protein as a potential cancer drug which is being under preclinical research by Qiaer. It integrates the function of extracted fragment of Vasostatin, an inhibitor of angiogenesis and tumor growth, with the function of Rh-Apo2l which induces the apoptosis of cancer cells. The scientists of the company believe the integration may show better efficacy in cancer treatment.

•

Methylcanthatidinimide for Injection.  It is another new drug being developed by Fangyuan used for cancer treatment. It is supposed to be a Category B new drug. The clinical tests are expected to be completed by the first half of 2008 and the production is expected to begin by the end of 2009.

•

SYO2. Hangzhou Aida has created one medicine extracted from herbal essence, called SYO2 that has exhibited bioactivity for brain anti-thrombosis. The drug, developed solely by an aligned research center of Hangzhou Aida, has shown to be safe, effective and without side effects. The Company believed that stroke patients treated by SYO2 would be significantly recovered after administration of the drug. Aida has completed SYO2’s pharmacological study and has applied for a patent. The Company plans to apply for clinical tests within the next 12 months. Hangzhou Aida intends to apply for production approval by the end of 2010.

•

Prodigiosin to Treat Pancreatic Cancer. Prodigiosin, a naturally occurring red pigment, is currently in pre-clinical trials for the treatment of pancreatic cancer. Aida Pharmaceuticals is developing a method to utilize the biochemical properties of Prodigiosin to create a non-invasive treatment for pancreatic cancer. It is now under preclinical research.

•

Anti-CD86 Monoclonal Antibody to Treat Immunity Diseases. Certain immunity diseases activate T-cells (a type of white blood cell), causing them to unnecessarily attack healthy tissue. Aida’s goal in developing the Anti-CD86 Monoclonal Antibody is to inhibit T-cells from harming healthy tissue. It is now under preclinical research.

•

Anti-CTLA-4 Monoclonal Antibody to Inhibit Tumor Growth. In the case of certain cancers, tumors over-express self-proteins, essentially hiding the tumor from the immune system. Aida Pharmaceuticals is in the development stages of Anti-CTLA-4 Monoclonal Antibody which may relieve the inhibition of T-cells allowing them to identify the over-expressed proteins and in turn naturally attack cancer cells without harming healthy tissues. It is now under preclinical research.

Aida is optimistic about the market potential of its products for the following reasons:

•

The demand for international quality drugs by the Chinese populace has historically increased as per capita income and the standard of living increase;

•

The sale of Etimicin sulfate is estimated to grow at an annual rate of about 30% for the next three years after several years of market development;

•

Aida is now planning to build up international business relationship with global players gradually in future. The international markets should increase the sales growth;

•

Aida has achieved a monopoly status in this industry, with all types of Etimicin products and from the material chain to the final product chain. This is a significant and unique advantage of Aida ;

•

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

Regulatory authorities

In the PRC, the State Food and Drug Administration, or the SFDA, is the authority that monitors and supervises the administration of pharmaceutical products and medical appliances and equipment as well as food, health food and cosmetics. The SFDA’s predecessor, the State Drug Administration, or the SDA, was established on August 19, 1998 as an organization under the State Council to assume the responsibilities previously handled by the Ministry of Health of the PRC, or the MOH, the State Pharmaceutical Administration Bureau of the PRC and the State Administration of Traditional Chinese Medicine of the PRC. The SFDA was founded in March 2003 to replace the SDA..

The MOH is an authority at the ministerial level under the State Council and is primarily responsible for national public health. Following the establishment of the SFDA in 2003, the MOH was put in charge of the overall administration of the national health in the PRC excluding the pharmaceutical industry. The MOH performs a variety of tasks in relation to the health industry such as establishing social medical institutes and producing professional codes of ethics for public medical personnel. The MOH is also responsible for overseas affairs, such as dealings with overseas companies and governments.

Drug administration laws and regulations

The PRC Drug Administration Law as promulgated by the Standing Committee of the National People’s Congress in 1984 and the Implementing Measures of the PRC Drug Administration Law as promulgated by the MOH in 1989 have laid down the legal framework for the establishment of pharmaceutical manufacturing enterprises, pharmaceutical trading enterprises and for the administration of pharmaceutical products including the development and manufacturing of new drugs and medicinal preparations by medical institutions. The PRC Drug Administration Law also regulates the packaging, trademarks and the advertisements of pharmaceutical products in the PRC.

Certain revisions to the PRC Drug Administration Law took effect on December 1, 2001. They were formulated to strengthen the supervision and administration of pharmaceutical products, and to ensure the quality of pharmaceutical products and the safety of pharmaceutical products for human use. The revised PRC Drug Administration Law applies to entities and individuals engaged in the development, production, trade, application, supervision and administration of pharmaceutical products. It regulates and prescribes a framework for the administration of pharmaceutical manufacturers, pharmaceutical trading companies, medicinal preparations of medical institutions and the development, research, manufacturing, distribution, packaging, pricing and advertisements of pharmaceutical products.

The PRC Drug Administration Implementation Regulations promulgated by the State Council took effect on September 15, 2002 to provide detailed implementation regulations for the revised PRC Drug Administration Law.

Examination and approval of new medicines

In October 2002, the SFDA announced the Administrative Measures on the Registration of Pharmaceutical Products, which were later revised on February 28, 2005. Under the current applicable regulations, new medicines generally refer to those medicines that have not yet been marketed in the PRC. In addition, certain marketed medicines may also be treated as new medicines if the type or application method of such medicines has been changed or new therapeutic functions have been added to such medicines. According to the Administrative Measures on the Registration of Pharmaceutical Products, the approval of new medicines requires the following steps:

➢

Upon completion of the pre-clinical research of the new medicine, application for registration of the new medicine shall be submitted to the drug regulatory authorities at the provincial level for review. After completion of its review the drug regulatory authorities at the provincial level shall submit their opinion and report to the SFDA for review;

➢

if all the requirements are complied with, the SFDA will issue a notice of acceptance of application and proceed with its assessment on whether or not to grant the approval for conducting the clinical research on the new medicine;

➢

after obtaining the SFDA’s approval for conducting the clinical research, the applicant may proceed with the relevant clinical research (which is generally conducted in three phases for a new medicine under the Medicine Registration Measures) at institutions with appropriate qualification:

-

Phase I refers to the preliminary clinical trial for clinical pharmacology and body safety. It is conducted to observe the human body tolerance for new medicine and pharmacokinetics, so as to provide a basis for determining the prescription plan.

-

Phase II refers to the stage of preliminary evolution of clinical effectiveness. The purpose is to preliminarily evaluate the clinical effectiveness and safety of the medicine used on patients with targeted indication, as well as to provide a basis for determining the Phase III clinical trial research plan and the volume under the prescription plan.

-

Phase III is a clinical trial stage to verify the clinical effectiveness. The purpose is to test and determine the clinical effectiveness and safety of the medicine used on patients with targeted indication, to evaluate the benefits and risks thereof, and, eventually, to provide sufficient basis for review of the medicine registration application.

➢

after completion of the relevant clinical research, the applicant shall submit its clinical research report together with the relevant supporting documents to the drug regulatory authorities at the provincial level and shall provide raw materials of the standard products to the PRC National Institute for the Control of Pharmaceutical and Biological Products;

➢

the drug regulatory authorities at the provincial level shall then review the relevant documents, conduct site inspections and sample examinations and thereafter submit their opinion, inspection report and other application materials to the SFDA for review;

➢

the PRC National Institute for the Control of Pharmaceutical and Biological Products will arrange for the examination of the sample new drug supplied by the relevant medicine examination institutes and will then issue the examination result report to the SFDA; and

➢

if all the regulatory requirements are satisfied, the SFDA will grant a new drug certificate and a pharmaceutical approval number (assuming the applicant has a valid Pharmaceutical Manufacturing Permit and the requisite production conditions for the new medicine have been met).

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

Research & Development

Aida will undertake its R&D efforts through in-house organizations as well as through alliances and cooperation with other R&D laboratories, institutions and universities. Such an approach would ensure lower cost, minimized risk, increased efficiency, and faster reaction to the market.  Aida will also retain a high degree of capability in developing new drugs and technologies. Aida presently has three R&D centers located in the Shanghai, Jiangsu and Zhejiang Provinces. These R&D centers are staffed with a total of over thirty research engineers, scientists and eight senior consultants.  These professionals have well-rounded experience in the pharmaceutical industry, including manufacturing and R&D specializations.

Aida has also established long-term cooperation with several top research institutions and universities in China, including Tianjin University, China Pharmaceutical University and Fudan University, for the development of new pharmaceuticals. Aida has entered into agreements with these universities and institutions that grant it the right of first refusal to acquire new products developed at the facilities.  Generally, Aida’s policy is to make the acquisition when the new drug is entering the third stage of clinical testing. As such, it allows the Company to minimize risk as well as to decrease development costs while increasing efficiency.

Manufacturing

Aida’s main production facilities are located in three places. One is in Hangzhou in the Zhejiang Province, the second is in Changzhou in the Jiangsu Province and the third is in Haikou in the Hainan Province.

The raw materials and supplies for manufacturing at the plant are from domestic suppliers. The main purchases include: packaging materials, chemicals and intermediates, some of which are controlled under long-term contracts.  Aida has never experienced any difficulty in obtaining the raw materials base and/or supplies required for production. There are many domestic suppliers for the required materials except the raw materials base for Etimicin sulfate.

There are only two suppliers for etimicin sulfate base, namely, Changzhou Fangyuan Pharmaceutical Co., Ltd. in Changzhou, Jiangsu Province and Shanhe Pharmaceuticals Co., Ltd. (“Shanhe”) in Wuxi, Jiangsu Province. Aida acquired control of Fangyuan so it is confident that the raw material supply base required for producing etimicin sulfate is ensured.

All of Aida’s nine production lines for manufacturing have obtained GMP accreditation from State Food and Drug Administration(SFDA). The Quality Assurance Department of Aida has instituted a complete quality assurance system under which employees of the Company are continuously trained and re-trained for maintaining overall GMP standards as well as product quality excellence. Aida has never experienced any significant return of purchased products and has gained consistent customer praise.

In the area of cost control, Aida has implemented policies and procedures to monitor:

a)

adequacy of raw materials, supplies and packaging materials;

b)

efficiency each individual production process; and

c)

physical conditions of equipment, parts and consumables.

Cost targets are established and executed based on these policies and procedures.

Hangzhou Aida has obtained ISO14001 certification. The company is extremely attentive to protecting the environment by taking active measures in accordance with the environmental protection requirement.  None of the Company’s manufacturing plants has been cited for violating any local and/or national environmental protection regulations.

Solid waste from Aida’s plants is washed with clean water prior to disposal. The used water and wastewater are sent to the wastewater treatment plant via a special pipeline.  A minor amount of generated coal ash and slag are treated and noise is abated in accordance with current regulations.

Intellectual Property and Trademarks

Aida’s pharmaceutical products have all necessary manufacturing licenses issued by the national regulatory agencies. Etimicin sulfate, a Category-A drug, is protected by patent until 2013. Aida markets its pharmaceutical products under the trademark “Aida,” ”AiYi”,”ChuangCheng”, “PanRou” etc. These trademarks are all duly registered and have individual barcodes against forgery.

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

Quality:  Western medications are often seen as superior in almost all categories. Aida’s product, Etimicin competes in this market segment with the former generation of aminoglycocide antibiotics Netimincin. But being the new generation in the family, Aida believes in its superiority and low toxicity compared with others.

Promotion:  The Chinese government has worked very hard to reign in unethical marketing practices in the healthcare sector. The Company has been marketing its products successfully through its sales network and legal promotion means.

Marketing Strategy

The Sales Team

Aida has now over 150 salespeople spread throughout China dedicated to marketing its products. 30% of the team members are graduates of medical or pharmaceutical schools and over 50% have over three years of sales experience. The team is under the supervision of one highly experienced vice president, with over nine years of experience in national sales management. Additionally, Aida schedules frequent and regular training sessions for sales personnel to retain and increase their knowledge of Aida’s products as well as to improve selling techniques.

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

Sales and Marketing Management

The Company maintains an English-Chinese website, www.aidapharma.com, for introducing its products as well as placing purchases online.

Aida keeps frequent academic communications with hospitals and specialists. Aida also organizes seminars for hospitals and wholesaler personnel and deploys Aida regional representatives to convey the application of various drugs to medical health care providers as well as report any drug safety issues back to the home offices. The Company publishes studies related to its products and research results in medical journals. Industrial shows and exhibitions are also useful means for the company to learn more market and competitive information and explore the company’s influence and visibility.

In order to strengthen and motivate its sales personnel, Aida instituted an annual incentive and review system.

RISK FACTORS

Factors related to our company

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

We are currently dependent on our flagship product, Etimicin Sulfate. A reduction in revenues of Etimicin would cause our revenues to decline and could materially harm our business.

We are largely dependent on sales of our pillar product, Etimicin Sulfate. Revenues from sales of Etimicin accounted for 88% of our total revenues for the year ended December 31, 2006. We are developing some new products which will account a large portion of our revenues in the future. But we expect that sales of Etimicin will continue to comprise a substantial portion of our revenues in the coming two years.

Any reduction in revenues from Etimicin will have a direct negative impact on our business, financial condition and results of operations. Our Etimicin associated revenues could be adversely affected by a variety of factors, including:

•   increased competition;

•   new product introductions;

•   government-imposed pricing constraints;

•   intellectual property issues;

•   problems with raw materials supply;

•   disruptions in manufacturing or distribution; and

•   newly discovered safety issues.

Due to our relative lack of product diversification, an investment in our company may entail more risk than investments in companies that offer a wider variety of products or services. Despite our efforts, we may be unable to develop or acquire new products that would enable us to diversify our business and reduce our dependence on Etimicin.

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

We Cannot Assure You That Our Organic Growth Strategy Will Be Successful.

One of our growth strategies is to grow organically through increasing the distribution and sales of our products by penetrating existing markets in China and entering new geographic markets in China as well as other parts of Asia and the United States. However, many obstacles to entering such new markets exist, including, but not limited to, international trade and tariff barriers, shipping and delivery costs, costs associated with marketing efforts abroad and maintaining attractive foreign exchange ratios. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to implement this organic growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

We Cannot Assure You That Our Acquisition Growth Strategy Will Be Successful.

In addition to our organic growth strategy, we also expect to grow through strategic acquisitions. We intend to pursue opportunities to acquire businesses in China that are complementary or related in product lines and business structure to us. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to negotiate successfully the terms of an acquisition, or, if the acquisition occurs, integrate the acquired business into our existing business. Acquisitions of businesses or other material operations may require debt financing or additional equity financing, resulting in leverage or dilution of ownership. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. In addition to the above, acquisitions in China, including of state owned businesses, will be required to comply with laws of the People's Republic of China ("PRC"), to the extent applicable. There can be no assurance that any given proposed acquisition will be able to comply with PRC requirements, rules and/or regulations, or that we will successfully obtain governmental approvals which are necessary to consummate such acquisitions, to the extent required.

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

We May Have Difficulty Defending Our Intellectual Property Rights From Infringement.

We regard our service marks, trademarks, trade secrets, patents and similar intellectual property as critical to our success. We rely on trademark, patent and trade secret law, as well as confidentiality and license agreements with certain of our employees, customers and others to protect our proprietary rights. We have received trademark and patent protection for certain of our products in the People's Republic of China. No assurance can be given that our patents and licenses will not be challenged, invalidated, infringed or circumvented, or that our intellectual property rights will provide competitive advantage to us. There can be no assurance that we will be able to obtain a license from a third-party technology that we may need to conduct our business or that such technology can be licensed at a reasonable cost. Presently we sell our products mainly in China. To the extent that we market our products in other countries, we may have to take additional action to protect our intellectual property. The measures we take to protect our proprietary rights may be inadequate and we cannot give you any assurance that our competitors will not independently develop formulations and processes that are substantially equivalent or superior to our own or copy our products.

If our products infringe the intellectual property rights of third parties, we may incur substantial liabilities, and we may be unable to sell these products.

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Under the PRC Patent Law promulgated by the People’s Congress in March 1984 and later revised in September 1992 and August 2000, patent applications are maintained in confidence until their publication 18 months from the filing date. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications are filed. China adopts the first-to-file system under which whoever first files a patent application (instead of the one who makes first actual discoveries) will be awarded the patent. By contrast, U.S. patent law endorses the first-to-invent system under which whoever makes the first actual discovery will be awarded the patent. Under the first-to-file system, even after reasonable investigation we may not know with certainty whether we have infringed a third party’s patent because such third party may have filed a patent application without our knowledge while we are still developing that product. We are aware of intellectual property rights held by third parties that relate to products or technologies we are developing. For example, we are aware of a patent held by a third party that may relate to our product. We believe, as to each claim in this patent, that we either do not infringe the claim of the patent or that the claim is invalid. While the validity of issued patents, patentability of pending patent applications and applicability of any of them to our programs are uncertain, if asserted against us, any related patent rights could adversely affect our ability to commercialize our products.

If a third party claims that we infringe its proprietary rights, any of the following may occur:

•   we may become involved in time-consuming and expensive litigation, even if the claim is without merit;

•   we may become liable for substantial damages for past infringement if a court decides that our technology infringes a third party’s patent;

•   a court may prohibit us from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms, if at all, or which may require us to pay substantial royalties or grant cross licenses to our patents; and

•   we may have to reformulate our product so that it does not infringe patent rights of others, which may not be possible or could be very expensive and time-consuming.

Although to date we have not experienced any of the circumstances listed above, if any of these events occurs, our business will suffer and the market price of our stock could decline.

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

We May Never Pay Any Dividends to Shareholders.

We did not declare any dividends for the year ended December 31, 2006. Our board of directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

We May Incur Significant Costs to Ensure Compliance With U.S. Corporate Governance and Accounting Requirements.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission and the American Stock Exchange. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Risks Related to Our Corporate Structure

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain.  If we are found to be in violation, we could be subject to sanctions.  In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business. We may be considered a foreign person or foreign invested enterprise under PRC law. As a result, we would be subject to PRC law limitations on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

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

We are a holding company incorporated in the State of Nevada, United States of America and do not have any assets or conduct any business operations other than our investments in our subsidiary companies in China. As a result of our holding company structure, we rely entirely on payments from our subsidiary companies in China. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “—Government control of currency conversion may affect the value of your investment.” Furthermore, if our affiliated entities in China incur debt on their own in the future, the instruments governing the debt may restrict their ability to make payments. If we are unable to receive all of the revenues from our operations through these dividend arrangements, we may be unable to pay dividends on our common stock.

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

We may, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

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

Item 3.

Legal Proceedings.

In 2006, the Company brought a legal action against Jiangxi Pharmaceutical Co., Ltd. and Hainan Licheng Pharmaceuticals Co., Ltd. for their infringement upon the patent of Etimicin transfusion. As the plaintiff, the Company has claimed compensation of approximately $38,590 for the infringement. According to the judge’s report from the local court in Haikou, PRC, on December 30, 2006, the Company won the lawsuit and Hainan Haomai Pharmaceutical Co. Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. will be required to pay $38,590 as compensation to the Company. However, Jiangxi Pharmaceutical Co., Ltd. and Hainan Licheng Pharmaceuticals Co., Ltd. appealed the ruling to a higher level court and the Company has not received the compensation as of March 20, 2007.  Considering the uncertainties of the legal proceeding, the Company did not record a gain for this incidence for the year ended December 31, 2006.

In December of 2005, the Company sued  Hainan Haomai Pharmaceutical Co., Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. for their infringement upon the patent of Etimicin transfusion. As the plaintiff, the Company has claimed compensation of approximately $38,590 for the infringement. According to the judge’s report from the local court in Haikou, PRC, on January 18, 2007, the Company won the lawsuit and Hainan Haomai Pharmaceutical Co., Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. will pay $38,590 as compensation for the infringement.  However, Hainan Haomai Pharmaceutical Co., Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. appealed the ruling to a higher level court and the Company has not received the compensation as of March 20, 2007.  Considering the uncertainties of the legal proceeding, the Company did not record a gain for this incidence for the year ended December 31, 2006.

In January 2007, the Company was sued by Jiangying Xinqiao Construction Co., Ltd for an overdue construction payment of $243,318. The local judge will hold a court in April, 2007.  The Company believes the claim is without merit and plans to vigorously contend the claim. As such, there is no contingent accrual at December 31, 2006.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

Our common stock is listed on the Over the Counter Bulletin Board under the symbol AIDA.  At December 31, 2006, the Company had 55 shareholders owning 27,000,000 shares of our issued and outstanding common stock. There was no trading market for our common stock before September 26, 2005, at which time initial trading commenced under the symbol BASG.OB.

	CLOSING BID		CLOSING ASK
	High	Low	High	Low

2005

September 14 through September 30	None	None	None	None
(First available)

October 3 through November 29.35		.15	.45	.23

November 30 through December 30	1.30	.51	1.90	1.30

2006

Jan. 3 through March 31	1.90	.67	2.50	1.75

April 3 through June 30	1.97	1.01	2.00	1.07

July 3 through Sept. 29	1.46	.70	1.50	.75

October 2 through December 29	1.80	.85	1.82	.97

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified one policy area as critical to the understanding of our consolidated financial statements. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. With respect to net realizable value of the Company's accounts receivable and inventories, significant estimation judgments are made and actual results could differ materially from these estimates.

For the year ended December 31, 2006, management of the Company provided a reserve on its accounts receivable to reflect management’s expectation on the collectibility of aged accounts receivable. Management’s estimation of the reserve on accounts receivable at December 31, 2006 was based on the current facts that there are aged accounts receivable. In working their judgment, management has assessed the customers’ ability to continue to pay the outstanding invoices timely, and whether their financial position will deteriorate significantly in the future which would result in their inability to pay their debts to the Company.

While the Company’s management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from such current estimates. If the financial position of its customers deteriorate in the near future, the Company could realize significant write downs for uncollectible accounts receivables.

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

Effective January 1, 2006, the Company adopted SFAS No. 123R, at which time the Company began recognizing an expense for vested share-based compensation that has been issued or will be issued after that date. The Company adopted SFAS No. 123R on a prospective basis.  The Company estimates fair value of common stock based on the number of shares granted and the quoted price of the company’s common stock on the date of grant.  The fair value of the stock based compensation expense for year ended December 31, 2006 and 2005 was $1,401,973 and $0, respectively. The Company did not grant any stock options through December 31, 2006.

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2006 AS COMPARED TO YEAR ENDED DECEMBER 31, 2005

The following table sets forth selected statements of income data as a percentage of revenues for the years indicated.

	Year Ended December 31, 2006	Year Ended December 31, 2005

Revenues	100.00%	100.00%
Cost of goods sold	(47.50)%	(33.98)%
Gross margin	52.50%	66.02%
Research and development	(1.10)%	(0.16)%
Selling and distribution	(18.56)%	(41.10)%
General and administrative	(19.29)%	(16.12)%
Other income (expense)	(5.71)%	(2.49)%
Income taxes	(0.59)%	(0.59)%
Minority interests	(2.35)%	(0.34)%
Gain from discontinued operation	0.00%	0.76%
Net income	4.90%	5.99%

Revenues, Cost of Goods Sold and Gross Profit

Revenues for the year ended December 31, 2006 were $29,643,103 an increase of $5,115,724 from $24,527,379 for the year ended December 31, 2005. Compared to the year of 2005, the increase in sales revenues from our group of companies engaging in the production of different types of Etimicin for the year ended 2006 and 2005 were as follows:

	Year Ended December 31,
Companies	2006	2005	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co., Ltd (“Hangzhou Aida”) specializes in the production of Etimicin powder	$11,458,714	$11,702,930	$(244,216)

Hainan Aike pharmaceutical Co., Ltd (“Aike”) specializes in the production of Etimicin transfusion	13,324,204	10,195,250	3,128,954

Hangzhou Boda Medical Research and Development Co., Ltd.(“Boda”)	-	25,081	(25,081)

Shanghai Qiaer Bio-Technology Co., Ltd.(“Qiaer”)	-	-	-

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”) specializes in the production of Etimicin injection	4,860,185	2,604,118	2,256,067

TOTAL	$29,643,103	$24,527,379	$5,115,724

For the year ended December 31, 2006, the sales of Hangzhou Aida decreased by $244,216 or 2.1% as compared to the same period in 2005. The decrease is mainly attributable to the new implementations of government regulations that imposed an adverse effect on the pharmaceutical distribution of some of our distributors. These regulations demand more strictly on the promotion means of the distributions. As a result, they reduced their orders from the Company. Hangzhou Aida has taken some new measures to adapt to the new market environment and improve the operation result in sales since the second quarter this year.

For the year ended December 31, 2006, the sales of Hainan Aike increased by $3,128,954, or 30.69% as compared to the same period in 2005. The increase in sales is the result of the intensive marketing and promotion pattern of a new Etimicin transfusion product, “Aiyi”. Another reason is that Hainan Aike has established several new sales offices in various regions.

For the year ended December 31, 2006, the sales of Fangyuan increased by $2,256,067, or 86.63% as compared to the same period in 2005. The increase in sales is the result of the intense marketing and promotion programs of a new Etimicin injection product, “Chuangcheng”.

The cost of goods sold for the year ended December 31, 2006 was $14,081,040, an increase of $5,747,421 from $8,333,619, for the same period in 2005. The increase in cost of goods sold can be analyzed as follows:

	Year Ended December 31,
Companies	2006	2005	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co., Ltd. (“Hangzhou Aida”) specializes in the production of Etimicin powder	$2,905,165	$3,254,748	$(349,583)

Hainan Aike pharmaceutical Co., Ltd. (“Aike”) specializes in the production of Etimicin transfusion	8,590,293	2,785,958	5,804,335

Hangzhou Boda Medical Research and Development Co., Ltd. (“Boda”)	-	10,470	(10,470)

Shanghai Qiaer Bio-Technology Co., Ltd. (“Qiaer”)	-	-	-

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”) specializes in the production of Etimicin injection	2,585,582	2,282,443	303,139

TOTAL	$14,081,040	$8,333,619	$5,747,421

The cost of goods sold of Hangzhou Aida for the year ended December 31, 2006 decreased by $349,583, or 10.74% compared to $3,254,748 for the same period in 2005. It can mainly be accounted for the decrease in sales.

Despite the increase in sales of 30.69%, the cost of goods sold of Aike increased by 208.34% for the year ended December 31, 2006 compared to the same period in 2005. The increase can partially be explained by the increase in sales. Another reason is that among Aike’s sales increase, the products with relatively low margin accounted for a larger portion. As a result, the increase rate of the cost of goods exceeded the increase rate of the sales.

The cost of goods sold of Fangyuan for the year ended December 31, 2006 increased by $303,139, compared to $2,282,443 for the same period in 2005.The increase is mainly due to the increase in sales.

Despite the increase in total sales revenue of 20.86%, the cost of goods sold increased by 68.97% the year ended December 31, 2006 compared to the same period in 2005. The Company has suffered a decrease in the gross profit margin.

Compared to the year ended December 31, 2005, the percentage gross profit margin for our Company decreased from 66.02% to 52.50% for the year ended December 31, 2006.

The decrease in gross profit margin percentage was mainly attributable to the following factors: Firstly, among Aike’s sales increase, the products with relatively low margin accounted for a larger portion, which lowered down the general margin percentage as Aike contributed over 50% of the company’s total sales in the quarter. Secondly, a slight decrease in the price of Etimicin by approximately 5% since the second half of 2005.

Research and Development

Compared with research and development cost of $38,625 for the year ended December 31, 2005, research and development cost was $324,835 for the year ended December 31, 2006 representing costs incurred for the clinical trials for Rh-Apo2l by Qiaer.

Selling and Distribution

Selling and distribution expenses decreased from $10,081,651 for the year ended December 31, 2005 to $5,581,681 for the same period this year, or a 44.64% decrease. Compared to the same period in 2005, our decrease in the expenses was because of the following:

         Year Ended December 31,

Breakdown of Expenses	2006	2005	Increase/ (Decrease)

Traveling expenses	$2,017,642	$4,436,680	$(2,419,038)
Sale commissions	124,591	551,985	(427,394)
Office expenses	993,430	1,510,658	(517,228)
Payroll	279,231	555,339	(276,108)
Conference fees	269,181	930,505	(661,324)
Rent	135,844	96,190	39,654
Entertainment	240,065	546,727	(306,662)
Other expenses	1,044,200	1,327,920	(283,719)
Advertising expenses	477,496	125,647	351,849

TOTAL	$5,581,681	$10,081,651	$(4,499,970)

For the year ended December 31, 2006 advertising expenses of $477,496 increased by $351,849, compared with the same period last year. The increase can mainly be explained by the increase in sales of 20.86%. To increase the sales, the Company carried out more advertisements, which resulted in the increasing advertising expenses in 2006.

For the year ended December 31, 2006 traveling expenses, office expenses and conference expenses decreased by $2,419,038, $517,228 and $661,324 respectively, compared with the same period last year. The decrease was mainly explained that the Company controlled the selling expenses by effective administration.

General and Administrative

General and administrative expenses increased from $3,953,481 for the year ended December 31, 2005 to $5,719,269 for the same period this year, representing a 44.66% increase. The details of general and administrative expenses for the year ended December 31, 2006 and 2005 were as follows:

	Year Ended December 31,
Breakdown of Expenses	2006	2005	Increase/ (Decrease)

Traveling expenses	$246,638	$345,231	$(98,593)
Office expenses	224,607	213,106	11,501
Payroll	574,690	642,435	(67,745)
Repair fees	221,477	54,804	166,673
Bad debt provision	161,655	709,690	(548,035)
Consultancy & audit fees	528,419	217,800	310,619
Entertainment	163,763	195,526	(31,763)
Labor union & education & staff welfare	596,912	433,023	163,889
Depreciation	327,527	197,526	130,001
Amortization of other intangible assets and land use right	493,485	293,399	200,086
Amortization of deferred expenses	-	24,910	(24,910)
Stock based compensation expenses	1,401,973	-	1,401,973
Other expenses	778,123	626,031	152,092

TOTAL	$5,719,269	$3,953,481	$1,765,788

Stock based compensation expense was $1,401,973 for the year ended December 31, 2006. On July 5, 2006, the Company issued 800,000 and 1,200,000 shares of common stock on Form S-8 with the Securities and Exchange Commission to employees and consultants, respectively. The stock based compensation expense was exceptional this year and no such expense was occurred for the same period last year. Although it materially increased the general and administrative expense of the year ended December 31, 2006, the Company believes that Aida will benefit from it in the future on two respects: Firstly, it will greatly encourage our key employees to contribute more to the Company; secondly, the share compensation to the consultants will be very helpful in obtaining valuable assistance and resources from the consultants in the areas of our strategic planning, marketing, sales exploring and acquisitions.

The consultancy and audit fees which the Company pays consultants for their consultation service increased from $217,800 for the year ended December 31, 2005 to $528,419 for the same period this year. The increase was mainly attributable to the increase in the consultancy fees of $158,627 and $38,176 from Hangzhou Aida and Fangyuan respectively, and to the increase in the audit fees of $83,854.

Bad debt provision of $161,655 for the year ended December 31, 2006 decreased by $548,035 from $709,690 for the same period last year. The decrease resulted from the decrease in the bad debt provision of $364,416 and $82,058 from Aike and Fangyuan respectively for the year ended December 31, 2005.

Amortization of other intangible assets and land use right of $493,485 for the year ended December 31, 2006 increased by $200,086 from $293,399 for the same period last year. The increase was explained by that the increase in amortization of other intangible assets of $96,904 and $49,837 occurred by Qiaer and Fangyuan respectively.

Other Income (Expenses)

Other income (expenses) changed from a net expense of $(611,555) for the year ended December 31, 2005 to net expense $ (1,692,611) for the same period this year. The other income (expenses) for the year ended December 31, 2006 and 2005 were as follows:

	Year Ended December 31,
Breakdown of other income /(expenses)	2006	2005	Increase/ (Decrease)

Interest expense, net	$(1,703,200)	$(1,102,668)	$(600,532)
Government grants	169,439	323,037	(153,598)
Forgiveness of debt	-	52,474	(52,474)
Gain from nonmonetary transaction	-	125,097	(125,097)
Other (loss) income, net	(79,920)	(9,495)	(70,425)

TOTAL	$(1,613,681)	$(611,555)	$(1,002,126)

Interest expense for the year ended December 31, 2006 increased by $600,532 from $1,102,668 for the same period last year. The increase is due to the increase in bank borrowings as a result of more requirements for working capital with the development of the Company.

Government grants for the year ended December 31, 2006 decreased by $153,598 from $323,037 for the same period last year. The decrease is due to the decrease in subsidies from the government.

Forgiveness of debt of $52,474 for the year ended December 31, 2005 represented amount due to Sunshine Group (previous shareholders of Fangyuan) not claimed on the completion of the acquisition of Fangyuan.

Gain from nonmonetary transaction of $125,097 for the year ended December 31, 2005 resulted from that the Company transferred equipment with an aggregate net book value of $514,133 for settling a liability to Sunshine Group of $639,230. No such transaction occurred for the same period this year.

Income Taxes

Income tax (expense) benefit was $(173,258) for the year ended December 31, 2006, as compared to $(144,720) for the same period last year.

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

In accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company  is exempt from corporate income tax for the first two years and is then entitled to a 50% tax reduction for the succeeding three years. And the foreign investment company income tax rate is 26.4% in Hangzhou, PRC. Since Hangzhou Aida Pharmaceutical Co., Ltd has been a foreign investment company since 2004, so we are entitled to a 50% tax reduction in 2006.

Net Income

For the year ended December 31, 2006, our net income decreased by $14,751 to $1,453,584 from $1,468,335 in the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance increased by $2,987,366 to $6,116,816 as of December 31, 2006, as compared to $3,129,450 as of December 31, 2005. The increase was mainly attributable to a net income of $1,453,584, cash in flow of financing activities and depreciation and amortization of $4,453,405 and $2,089,418 respectively, an increase in accounts payable and deferred income of $1,709,725 and $1,316,529 respectively. The increase in cash flow was partially offset by cash out flow of investment activities of $4,406,361, an increase in accounts receivable of $4,639,954, and a decrease in other payables and accrued liabilities and customer deposits of $1,086,502 and $1,055,134 respectively. The net cash flow was $2,707,501 for the year ended December 31, 2006.

Our cash flow from operations amounted to $2,660,457 for the year ended December 31, 2006, compared to $6,120,649 for the same period last year.

Our cash flow used in investing activities amounted to $4,406,361 of which $2,031,877 was used for the purchase of a subsidiary, Qiaer. The Company invested $1,303,525 in the purchase of land use right, $1,332,454 in the repayment of notes receivable. The cash used in financing activities was partially offset by a cash inflow from proceeds from notes receivable and due from employees of $1,870,578 and $849,744 respectively.

The net cash from financing activities amounted to $4,453,405 of which $21,485,843 and $1,920,934 were the proceeds from short-term debt and notes payable, respectively. The net cash from financing activities was partially offset by a cash flow used in repayments of short-term debt of $19,021,100.

At December 31, 2006, the Company had short-term debt of $23,915,452 of which $17,829,100 was short-term bank borrowings and the remaining $6,086,352 represented notes payable to unrelated parties. The interest for the short-term borrowings varied from 4.575% to 6.975% per annum whereas the notes payable to unrelated parties is interest free. The Company believes that the cash generated from normal operation will be sufficient to pay off its liabilities as the short-term borrowings.

Working Capital

Our working capital deficiency decreased by $102,992 to $(5,748,931) at December 31, 2006, as compared to $(5,851,923) at December 31,2005. The decrease in working capital deficiency at December 31, 2006 was mainly attributable to our increase in accounts receivable of $4,387,434, cash and cash equivalents of $2,987,366 and a decrease in other payables and accrued liabilities of $853,154 and customer deposits of $1,055,134, and was offset by an decrease in notes receivable and inventories of $608,842 and $541,647 respectively, and an increase in short term debts of $2,464,742, accounts payable of $1,709,725.

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

(ii)

As was set forth in the Company’s Current Report on Form 8-K/A dated July 20, 2005, Sherb’s audit reports on the Registrant’s financial statements as of and for the year ended December 31, 2004 and 2003 contained an opinion expressing substantial doubt as to the Registrant’s ability to continue as a going concern. Those audit reports contained no other adverse opinions, disclaimer of opinion or modification of the opinion.BAS Consulting’s Board of Directors participated in and approved the decision to change independent accountants.

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

(iv)

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

Item 8B.  Other Information

There are no further disclosures. No information was required to be disclosed in a Form 8-K during the fourth quarter, 2006.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section  16(a) of the Exchange Act.

On Feb.27, 2006, Mr. Jiajun Qiu resigned as chief executive officer and Biao Jin was appointed chief executive officer.

On August 8, 2006, the Board of Directors accepted the resignation of Mr. Chuanwen Du as the Secretary and appointed Mr. Yuejun Jiang to hold the position of Secretary.

The following table summarizes our current executive officers and directors:

Name	Age	Position
Biao Jin	59	Director, Chief Executive Officer
Jiajun Qiu	42	Director
Qiong Zhang	40	Director
Hui Lin	41	Chief Financial Officer
Yuejun Jiang	32	Secretary

Biao Jin, Chairman of the board and chief executive officer. Mr. Jin obtained his college diploma degree from Pharmaceutical University of China in 1985.  Mr. Jin is well known in the Chinese pharmaceutical field, with nearly 40 years of industry experience. Before joining Aida in 2003, Mr. Jin served in Zhejiang Pharmaceutical Co. Ltd. since 1977 and was Chairman since 2000.  Mr. Jin has been granted with special allowance from the Central Government for his expertise and experience.

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

Yuejun Jiang, Secretary. Mr. Jiang, 31 years old, obtained his Bachelor Degree of Chemistry and Master Degree of Business Administration from Tsinghua University. From 1997 to 1999, Mr. Jiang was a technician in Sinopec Zhenhai Refining & Chemical Company Limited. From 1999 to 2002, Mr. Jiang held a position in Zhejiang Pharmaceutical Co., Ltd. Since 2002 and prior to joining the Company in April 2006, Mr. Jiang was the Chief of the Department to general manager, the Secretary and financial manager of Hangzhou Jinou Group. Mr. Jiang is now also the Department Chief of Investment and senior financial manager of the company.

Compliance with Section 16

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2006 all such filing requirements applicable to our officers and directors were complied with.  The following reports were filed late by the following persons subsequent to the date of this report:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures To File a Required Form

Biao Jin, Officer, Director and 10% shareholder	1	0	0
Jiajun Qiu, Officer, Director and 10% shareholder	1	0	0
Hui Lin, Officer	1	0	0

Item 10. Executive Compensation.

The following table summarizes all compensation received by our current chief executive officer and chief financial officer in fiscal year 2006.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Biao Jin, CEO	2006	17,835	-0-	-0	-0-	-0-	-0-	-0-	17,835
	2005	168,794	-0-	-0-	-0-	-0-	-0-	-0-	168,794
Hui Lin, CFO	2006	12,091	-0-	-0-	-0-	-0-	-0-	-0-	12,091
	2005	9,700	-0-	-0-	-0-	-0-	-0-	-0-	9,700
B. Alva Schoomer, Former CEO & CFO	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

STOCK OPTION GRANTS AND EXERCISES

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

COMPENSATION OF DIRECTORS

During the fiscal year ended December 31, 2006, our directors did not receive any compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 27, 2007 with respect to the beneficial ownership of our outstanding shares of capital stock by (i) each person known by us who will beneficially own five percent (5%) or more of the outstanding shares; (ii) the officers and directors; and (iii) all the aforementioned officers and directors as a group.

Title of Class	Name and Address Of Beneficial Owners (1)	Amount and Nature Of Beneficial Ownership	Percent Of Class (2)
Common	Union Zone Management Ltd. (3) No. 31 Dingjiang Road Hangzhou, Zhejieng, PRC 310016	14,025,000	51.9

Common	Panasia Strategy Investment Co. Ltd. (4) 1306, 13/F, Carnival Commercial Building, 18 Java Road, North Point, Hong Kong	4,675,000	17.3

Common	Winsummit China Growing Holdings, Ltd. (5) 1306, 13/F, Carnival Commercial Building, 18 Java Road, North Point, Hong Kong	1,870,000	6.9

Common	Biao Jin, Chairman, Chief Executive Officer(3)	5,343,525	19.8

Common	Qiong Zhang, Director (4)(5)	2,805,000	10.4

Common	Jiajun Qiu, Director (3)	2,835,388	10.5

Common	Hui Lin, Chief Financial Officer(3)	661,512	2.5

Common	Kwan Hung Lam (6)	1,355,750	5.0

Common	Liming Wen(3)	2,608,650	9.7

Common	Yuejun Jiang(7)	100,000	0.4

Common	All executive officers and directors as a group (4 persons)	11,745,425	43.5

(1)       Unless otherwise noted, the address for each of the named beneficial owners is: No.31 Dingjiang Road, Hangzhou, Zhejieng, PRC 310016.

(2)       The percentage of outstanding shares of common stock is based upon 27,000,000 shares of common stock issued and outstanding as of March 15, 2007.

(3)

Union Zone Management Ltd. (“Union Zone”) is controlled by Biao Jin  our Chairman and Chief Executive Officer (38.1%), Jiajun Qiu, our director (20.22%) ,Liming Wen(18.6%) and Hui Lin, our Chief Financial Officer (4.72% ). Accordingly, Mr. Biao Jin indirectly owns5,343,525 shares through his 38.1% ownership of Union Zone since he is deemed to have and/or share the power to direct the voting and disposition of such shares. Mr. Qiu indirectly owns 2,835,388 shares through his 20.22% ownership of Union Zone since he is deemed to have and/or share the power to direct the voting and disposition of such shares, Ms. Wen indirectly owns 2,608,650 shares through her 18.6% ownership of Union Zone since she is deemed to have and/or share the power to direct the voting and disposition of such shares. Ms. Lin indirectly owns 661,512 shares through her 4.72% ownership of Union Zone since she is deemed to have and/or share the power to direct the voting and disposition of such shares.

(4)

Panasia Strategy Investment Co. Ltd. (“Panasia”) is controlled by Qiong Zhang, our director (50%) and Kwan Hung Lam (25%) and Jianping Wei (25%). Accordingly, Ms. Qiong Zhang indirectly owns 2,337,500 shares through her 50% ownership of Panasia since she is deemed to have and/or share the power to direct the voting and disposition of such shares.

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

(7)

Mr.Yuejun Jiang received 100,000 shares as one of the employees  from the Form S-8 registration of  July 5, 2006.

Item 12.  Certain Relationships and Related Transactions.

AMOUNTS DUE TO/FROM RELATED PARTIES

(I)  Due From Related Parties

		2006	2005

Ningbo Tianheng Pharmaceuticals Co., Ltd.	(a)	$18,605	$12,391
Zhejiang Guobang Veterinary Drug Co., Ltd.	(b)	22,857	41,729
Total due from related parties		$41,462	$54,120

(II)  Due To Related Parties

		2006	2005

Merlin Green Canada Inc.	(c)	$27,063	$136,593
Jin’ou Group	(d)	-	22,899
Total due to related parties		$27,063	$159,492

(III) Due From Employees

		2006	2005

Current		$264,182	$497,486
Long-term		-	616,440
Total due from employees	(e)	$264,182	$1,113,926

5.

DUE TO/FROM RELATED PARTIES (CONTINUED)

(IV) Due To Employees

		2006	2005

Current		$122,440	$493,492
Total due to employees	(e)	$122,440	$493,492

(a)

Ninbo Tianheng Pharmaceutical (“Tianheng”), a former shareholder of HAPC, purchased $38,703 of finished goods from HAPC in 2006. The remaining balance is interest free, unsecured and has no fixed repayment term.

(b)

Zheijiang Guobang Veterinary Drug Co., Ltd., a company controlled by the director of HAPC, sold $194,977 of raw materials to HAPC in 2006. The balances at December 31, 2006 and 2005 represent prepayments for future purchases.

(c)

Merlin Green Canada Inc. is the shareholder of Hainan Aike Pharmaceutical Co., Ltd.  The amounts represent money advanced from Merlin Green Canada Inc. in 2006. The balance is unsecured, interest-free and has no fixed repayment terms.

(d)

Jin’ou Group is a company controlled by Jin Biao, the chairman of the Company. The amounts represent money advanced from Jin’ou Group in 2005. The amount is interest free, unsecured and has no fixed repayment terms.

(e)

Due from/to employees are interest-free, unsecured and have no fixed repayment term.

Item 13.  Exhibits.

a) Exhibits

Exhibit	Title	Location
Exhibit 3(i) Exhibit 3(ii) Exhibit 14 31.1 31.2 32.1 32.2

Amended and Restated Articles of Incorporation*

Amended and Restated Bylaws*

Code of Ethics

Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of the Principal Executive Officer  pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

* * ** Attached Attached Attached Attached

* Incorporated by reference. Filed as exhibit to Form 10-SB filed March 14, 2003

** Incorporated by reference.  Filed as exhibit to Form 10-KSB filed April 17, 2006.

*** The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of AIDA Pharmaceuticals, Inc. annual consolidated financial statements and reviews of consolidated financial statements included in AIDA Pharmaceuticals, Inc. Form 10-KSB and Form 10-QSB reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	December 31, 2006	December 31, 2005
AIDA Pharmaceuticals, Inc.	$228,560	$185,300

Audit-Related Fees

There were no audit related services for the years ended 2006 and 2005.

Tax Fees

The Company incurred $1,815 for tax related services provided by Weinberg for the year ended December 31, 2006 and $0 for the year ended December 31, 2005.

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

Date: Mar.31, 2007

/s/ Biao Jin

Mr. Biao Jin

Chief Executive Officer

Date: Mar.31, 2007

/s/ Hui Lin

Ms. Hui Lin

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: Mar.31, 2007	/s/ Biao Jin Mr. Biao Jin Director
Date: Mar.31, 2007	/s/ Jiajun Qiu Mr. Jiajun Qiu Director
Date: Mar.31, 2007	/s/ Qiong Zhang Qiong Zhang Director

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2006 AND 2005

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

PAGE

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE

F-2

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2006 AND 2005

PAGE

F-3

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

PAGE

F-4

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

PAGES

F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

PAGES

F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006 AND 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:

Aida Pharmaceuticals, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Aida Pharmaceuticals, Inc. (Formerly BAS Consulting, Inc.) and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aida Pharmaceuticals, Inc. (Formerly BAS Consulting, Inc.) and subsidiaries as of December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting policies generally accepted in the United States of America.

As discussed in Note 15 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”), “Share-Based Payment” (SFAS 123(R)”) which requires companies to estimate fair value of share-based payment accruals on the date of grant using an option-pricing model.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Boca Raton, Florida

March 20, 2007

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2006	December 31, 2005
CURRENT ASSETS
Cash and cash equivalents	$6,116,816	$3,129,450
Restricted cash	1,983,237	1,903,487
Accounts receivable, net of allowance for doubtful accounts of $639,208 and $386,688 as of December 31, 2006 and 2005, respectively	13,777,571	9,390,137
Notes receivable, net of discount of $70,717 and $0 as of December 31, 2006 and 2005, respectively	2,714,234	3,323,076
Inventories	2,806,945	3,348,592
Due from related parties	41,462	54,120
Deferred taxes	295,714	-
Other receivables, prepaid expenses, and other assets	146,694	449,672
Marketable securities	362,758	-
Due from employees	264,182	497,486
Prepayments for goods	118,327	316,960
Total current assets	28,627,940	22,412,980

Plant and equipment, net	13,977,611	11,987,572
Land use rights, net	3,747,225	1,755,440
Construction in progress	28,430	856,776
Patents, net	5,724,000	1,788,014
Due from employees	-	616,440
Long term investments	295,749	218,605
Deposits	953,267	2,817,391
Deferred taxes	456,222	205,919
Total long-term assets	25,182,504	20,246,157

TOTAL ASSETS	$53,810,444	$42,659,137

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,332,174	$1,622,449
Other payables and accrued liabilities	2,150,079	3,003,233
Advance for research and development	251,050	-
Short term debt	23,915,452	21,450,710
Current portion of long term debt	3,717,380	-
Due to related parties	27,063	159,492
Taxes payable	352,998	38,722
Customer deposits	335,391	1,390,526
Due to employees	122,440	493,492
Deferred taxes	172,844	106,279
Total current liabilities	34,376,871	28,264,903

LONG-TERM LIABILITIES
Long-term bank loan	-	3,717,380
Notes payable	1,920,934	-
Advance for research and development	1,065,478	-
Deferred taxes	917,530	387,316
Minority interests	5,177,413	3,565,431
Total long-term liabilities	9,081,355	7,670,127

TOTAL LIABILITIES	43,458,226	35,935,030

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 27,000,000 shares and 25,000,000 shares issued and outstanding at December 31, 2006 and 2005, respectively	27,000	25,000
Additional paid-in capital	5,204,352	3,418,323
Retained earnings (the restricted portion is $998,149 and $593,971 at December 31, 2006 and 2005, respectively)	4,590,079	3,136,495
Accumulated other comprehensive income	530,787	144,289

Total Shareholders’ Equity	10,352,218	6,724,107

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,810,444	$42,659,137

See accompanying notes to the consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

REVENUES	$29,643,103	$24,527,379

COST OF GOODS SOLD	14,081,040	8,333,619

GROSS PROFIT	15,562,063	16,193,760

Research and development	324,835	38,625

Selling and distribution	5,581,681	10,081,651

General and administrative	5,719,269	3,953,481

INCOME FROM OPERATIONS	3,936,278	2,120,003

OTHER INCOME (EXPENSES)

Interest expense, net	(1,703,200)	(1,102,668)

Government grants	169,439	323,037

Forgiveness of debt	-	52,474

Gain on non-monetary transaction	-	125,097

Other expense, net	(79,920)	(9,495)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	2,322,597	1,508,448

INCOME TAXES	(173,258)	(144,720)

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	2,149,339	1,363,728

MINORITY INTERESTS	(695,755)	(82,802)

INCOME FROM CONTINUING OPERATIONS	1,453,584	1,280,926

DISCONTINUED OPERATION

Gain from disposition of discontinued operation	-	26,068

Income from discontinued operation	-	161,341

GAIN FROM DISCONTINUED OPERATION	-	187,409

NET INCOME	1,453,584	1,468,335

OTHER COMPREHENSIVE INCOME
Unrealized gain on marketable securities	106,633	-

Foreign currency translation gain	279,865	144,145

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES	386,498	144,145

INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME	(102,035)	(47,568)

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES	284,463	96,577

COMPREHENSIVE INCOME	$1,738,047	$1,564,912

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	25,953,425	23,481,849

Income per common share from continuing operations, basic and diluted	$0.06	$0.05
Income per common share from gain from disposition of discontinued operations, basic and diluted	$0.00	$0.00
Income per common share from income from discontinued operations, basic and diluted	$0.00	$0.01
Net income per common share, basic and diluted	$0.06	$0.06

See accompanying notes to the consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value

BALANCE, JANUARY 1, 2005	23,375,000	$23,375	$3,419,948	$1,668,160	$144	$5,111,627

Common stock issued for acquisition	1,625,000	1,625	(1,625)	-	-	-

Foreign currency translation gain	-	-	-	-	144,145	144,145

Net income	-	-	-	1,468,335	-	1,468,335

BALANCE DECEMBER 31, 2005	25,000,000	25,000	3,418,323	3,136,495	144,289	6,724,107

Common stock issued for services	1,200,000	1,200	1,318,800	-	-	1,320,000

Common stock issued to employees	800,000	800	81,173	-	-	81,973

Additional paid-in capital to
subsidiary	-	-	272,458	-	-	272,458

Contributed capital from a shareholder	-	-	113,598	-	-	113,598

Unrealized gain on marketable
securities	-	-	-	-	106,633	106,633

Foreign currency translation gain	-	-	-	-	279,865	279,865

Net income	-	-	-	1,453,584	-	1,453,584

BALANCE DECEMBER 31, 2006	27,000,000	$27,000	$5,204,352	$4,590,079	$530,787	$10,352,218

See accompanying notes to the consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,453,584	$1,468,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,089,418	1,691,527
Provision for doubtful accounts	252,520	347,220
Write off of prepayments and other receivables	-	362,470
Amortization of discount of notes receivable	(9,378)	-
Loss on disposal of fixed assets	7,398	-
Deferred taxes	(500,214)	4,262
Stock based compensation	1,401,973	-
Forgiveness of debt	-	(52,474)
Gain on a non-monetary transaction	-	(125,097)
Minority interests’ share of net income	695,755	82,802
Gain on disposal of discontinued operation	-	(26,068)

Changes in operating assets and liabilities, net of effects of acquisition:

(Increase) Decrease In:
Accounts receivable	(4,639,954)	(2,714,437)
Inventories	541,647	1,789,527
Other receivables, prepaid expenses, and other assets	328,718	391,041
Prepayments for goods	211,150	455,462
Discontinued operation	-	423,351

Increase (Decrease) In:
Accounts payable	1,709,725	(924,521)
Other payables and accrued liabilities	(1,086,502)	730,378
Advance for research and development	1,316,529	-
Due to employees	(371,052)	439,466
Taxes payable	314,274	33,267
Customer deposits	(1,055,134)	868,087
Discontinued operation	-	876,051
Net cash provided by operating activities	2,660,457	6,120,649

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(25,265)	(1,644,682)
Purchases of plant and equipment	(711,991)	(700,314)
Proceeds from sale of plant and equipment	-	24,033
Purchases of construction in progress	(952,711)	-
Proceeds from disposal of discontinued operation, net of cash sold	-	1,581,755
Purchase of land use right	(1,303,525)	-
Deposit for land use right	(353,452)	(341,999)
Deposit for long term investment	(356,987)	(561,324)
Deposit for patent	92,844	(20,446)
Deposit for fixed assets	(97,783)	(290,139)
Discount of notes receivable	80,095	-
Proceeds from notes receivable	1,870,578	(1,840,464)
Repayment for notes receivable	(1,332,454)	-
Due from employees	849,744	(273,819)
Proceeds from disposal of investment	128,064	-
Purchase of a subsidiary, net of cash acquired	(2,031,877)	(936,707)
Purchase of investment	(261,641)	-
Discontinued operation	-	224,141
Net cash used in investing activities	$(4,406,361)	$(4,779,965)

See accompanying notes to the consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	21,485,843	3,070,232
Repayments of short-term debt	(19,021,100)	-
Proceeds from notes payable	1,920,934	-
Proceeds from related parties	542,880	917,843
Repayment to related parties	(662,652)	(3,487,421)
Capital contribution	187,500	-
Discontinued operation	-	(1,666,083)
Net cash provided by (used in) financing activities	4,453,405	(1,165,429)

INCREASE IN CASH AND CASH EQUIVALENTS	2,707,501	175,255

Effect of exchange rate changes on cash	279,865	144,145
Cash and cash equivalents at beginning of year	3,129,450	2,810,050

CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,116,816	$3,129,450

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$371,435	$(80,512)
Interest paid	$1,721,394	$(921,375)

SUPPLEMENTAL NON-CASH DISCLOSURES:

1. During 2006 and 2005, $1,781,057 and $1,081,054 were transferred from construction in progress to plant and equipment, respectively.

2. During 2006, $269,841 was transferred from deposits to patents.

3. During 2006, $1,003,930 was transferred from deposits to plant and equipment.

4. During 2006, $695,451 was transferred from deposits to land use right.

5. During 2006, a fixed asset with a net book value of $7,398 was disposed resulting in a $7,398 loss.

6. During 2006, a liability of $113,598 was assumed by a shareholder resulting in an additional paid-in capital of $113,598.

7. On August 6, 2006, the Company acquired 77.5% interest of Shanghai Qiaer Bio-Technology Co., Ltd. for $2,943,594 in cash and Qiaer became a 77.5% owned subsidiary of the Company.  The following represents the assets purchased and liabilities assumed at the acquisition date:

Patents	$4,027,471
Plant and equipment	63,756
Cash and cash equivalents	350,393
Other receivables and prepayments	72,828
Other assets	19,914
Total assets purchased	$4,534,362

Other payable and accrued liabilities	(182,799)
Deferred taxes	(550,976)
Other liabilities	(2,401)
Total liabilities assumed	$(736,176)

Total net assets	$3,798,186

Share percentage	77.5%

Net assets acquired	$2,943,594

Total consideration paid (including the deposit of $561,324 in prior years)	$2,943,594

See accompanying notes to the consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

SUPPLEMENTAL NON-CASH DISCLOSURES (CONTINUED):

8. During 2006, $126,781 was transferred from deposits to research and development cost.

9. During 2006, $80,095 of the notes receivable was discounted and $9,378 of the discount was amortized.

10. On February 1, 2005, the Company purchased an additional 52% interest in Changzhou Fangyuan Pharmaceutical Co.,

      Ltd. for $3,232,542.  Thereafter, Changzhou Fangyuan Pharmaceutical Co., Ltd. became a 66% owned subsidiary of the Company.  The following represents the assets purchased and liabilities assumed at the acquisition date:

Land use right	$1,182,180
Patents	1,868,534
Construction in progress	856,776
Deposits	1,603,483
Plant and equipment	8,354,078
Cash and cash equivalents	2,295,835
Accounts receivable	1,038,479
Inventories	467,223
Other receivables and prepayments	122,748
Prepayments for goods	380,554
Due from related parties	$1,917,521
Total assets purchased	20,087,411

Short term bank loans	(8,667,193)
Accounts payable	(370,371)
Accrued expense	(459,159)
Other payable and accrued liabilities	(1,007,904)
Customer deposits	(112,373)
Deferred taxes	(216,278)
Long-term bank loans	(3,717,380)
Total liabilities assumed	$(14,550,658)

Total net assets	$5,536,753

Share percentage	66%

Net assets acquired	$3,654,257

Total consideration paid (including the investments of $421,715 in prior years)	$3,654,257

11. During 2005, a liability of $639,230 was settled by transferring equipment with a net book value of $514,133 resulting in a $125,097 gain.

See accompanying notes to the consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

1.

ORGANIZATION AND PRINCIPAL ACTIVITIES

Aida Pharmaceuticals, Inc. (Formerly BAS Consulting, Inc. (“BAS”)) was incorporated under the laws of the State of Nevada on December 18, 2002. On March 6, 2006, BAS Consulting, Inc. changed its name to Aida Pharmaceuticals, Inc.

On December 8, 2005, Aida Pharmaceuticals Inc. and its subsidiaries (“Aida” or the "Company") completed and closed the share exchange agreement dated as of June 1, 2005 by and among the Company, Earjoy and the shareholders of Earjoy.  Pursuant to the agreement, the Company completed the following actions:

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

After the share exchange, HAPC became the principal operating subsidiary of the Company and is deemed to be the accounting acquirer and the exchange transaction has been accounted for as a reverse acquisition in accordance with SFAS No. 141, “Business Combinations”.  The acquisition was accounted for as the recapitalization of HAPC.

On August 14, 2006, Hangzhou Aida Pharmaceutical Co., Ltd. (“HAPC”) purchased an additional 5% interest in Hainan Aike Pharmaceutical Co., Ltd. (“Hainan”) for $63,222 in cash. On August 14, 2006, HAPC increased its shares in Hainan through an additional investment of $568,994 into Hainan. Thereafter, Hainan became a 60.61% owned subsidiary of the Company.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

1.

ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

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

The primary operations of the Company are the development, production and distribution of antibiotics, cardiovascular and anti cancer drugs, in the form of powder for injection, liquid for intravenous injection, capsule, tablet, ointment, etc., within the People’s Republic of China (“PRC”).

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

(ii)

Hangzhou Aida Pharmaceutical Co. Ltd. (“HAPC”) (100% subsidiary of Earjoy);

(iii)

Hangzhou Boda Medical Research and Development Co., (“Boda”) (100% subsidiary of HAPC);

(iv)

Hainan Aike Pharmaceutical Co., Ltd. (“Hainan”) (60.61% subsidiary of HAPC) and Yang Pu Aike Pharmaceutical Co., Ltd. (“Yangpu”) (95% subsidiary of Hainan).  HAPC exercises significant influence over Hainan by controlling over 50% of the voting rights;

(v)

Changzhou Fangyuan Pharmaceutical Co., Ltd (“Fangyuan”) (66% subsidiary of HAPC).

(vi)

Shanghai Qiaer Bio-Technology Co., Ltd. (“Qiaer”) (77.5% subsidiary of HAPC).

All significant inter-company accounts and transactions have been eliminated in consolidation.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)

Concentrations

The Company has three and four major customers for the years ended December 31, 2006 and 2005, respectively who accounted for the following percentage of total sales and total accounts receivable in 2006 and 2005:

	Sales		Accounts Receivable
Major Customers	2006	2005	2006	2005

Company A	-	1%	-	4%
Company B	-	3%	-	11%
Company C	-	1%	-	4%
Company D	-	12%	-	7%
Company E	30%	-	46%	-
Company F	2%	-	1%	-
Company G	2%	-	1%	-

The Company has two major suppliers who accounted for the following percentage of total purchases and total accounts payable in 2006 and 2005:

	Purchases		Accounts Payable
Major Suppliers	2006	2005	2006	2005

Company H	17%	13%	7%	10%
Company I	4%	7%	3%	4%

The sole market of the Company is the PRC for the years ended December 31, 2006 and 2005.

Of the total revenue for 2006 and 2005, 40% and 69%, respectively, was fully dependent on the patent for Etimicin Sulfate owned by the Company.  The net book value of the patent is $92,610 and $125,019 at December 31, 2006 and 2005, respectively.

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

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)

Economic and Political Risks (continued)

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

(e)

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, due to/from related parties, other receivables, due from/to employees, prepayments for goods, accounts payable, other payables and accrued liabilities, short-term debt, taxes payable and customer deposits. Management has estimated that the carrying amount approximates fair value due to their short-term nature.  The fair value of the Company’s long-term debt is estimated based on the current rates offered to the company for debt of similar terms and maturities.  Under this method, the Company’s fair value of long-term debt was not significantly different from the carrying value at December 31, 2006 and 2005.

(f)

Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. The Company maintains no bank account in the United States of America.

Restricted cash at December 31, 2006 and 2005 represents time deposits on account to secure notes payable.  Also see Note 11.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of raw materials is determined on the basis of weighted average. The cost of finished goods is determined on the weighted average basis and comprises direct materials, direct labor and an appropriate proportion of overhead.

Net realizable value is based on estimated selling prices less any further costs expected to be incurred for completion and disposal.

(h)

Trade Receivables

Trade receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable. At December 31, 2006 and 2005, the Company has an allowance for doubtful accounts of $639,208 and $386,688, respectively.

(i)

Marketable Securities

The Company’s investment in marketable securities consists of an investment in a Chinese open-ended mutual fund that invests in Chinese corporate equity securities. The Company’s investment is classified as available-for-sale.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, this investment is carried at fair market value and any unrealized gains and losses are included in other comprehensive income, a separate component of shareholders’ equity. Realized gains and losses from the sales of marketable securities and declines in value considered to be other than temporary are to be included in other income (expense).  For the years ended December 31, 2006 and 2005, there were $106,633 and $0 unrealized gains recognized as other comprehensive gains from the increases in value, respectively.  No realized gains or losses were recognized for the years ended December 31, 2006 and 2005. Also see Note 14.

(j)

Prepayments for goods

Prepayments for goods represent cash paid in advance to suppliers for purchasing raw materials.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)

Long-Term Investments

The Company has invested in three companies in the PRC that have operations in the pharmaceutical industry. As of December 31, 2006 and 2005, the Company does not have more than 20% interest in any of these investments and does not exercise significant influence over them.  The Company accounts for these investments under the cost method.  Investment income is recognized by the Company when the investee declares a dividend and the Company believes it is collectible.  Also see Note 10.

(l)

Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is provided over their estimated useful lives, using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter.  Estimated useful lives are as follows:

Buildings

20 to 40 years

Machinery

5 to 10 years

Motor vehicles

5 to 10 years

Office equipment

5 years

Leasehold improvements

5 to 20 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to expense as incurred, whereas significant renewals and betterments are capitalized.

(m)

Construction in Progress

Construction in progress represents direct costs of construction or the acquisition cost of buildings or machinery and design fees. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until the assets are completed and ready for their intended use. Construction in progress at December 31, 2006 and 2005 related to buildings.

(n)

Capitalized Interest

The Company capitalizes interest as a component of building construction costs. Total net interest expense incurred for the years ended December 31, 2006 and 2005 amounted to $1,712,578 and $1,102,668, respectively.  Total interest expense capitalized as part of the construction costs for the years ended December 31, 2006 and 2005 amounted to $0 and $42,151, respectively.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(o)

Land Use Rights

According to the laws of China, land in the PRC is owned by the Government and cannot be sold to an individual or company.  However, the government grants the user a “land use right” to use the land.   The land use right granted to the Company is being amortized using the straight-line method over the lease term of fifty years.

(p)

Patents

Patents are comprised of the purchased cost of production licenses for new medicines. Patents are amortized over their beneficial periods of 2 to 17 years, using the straight-line method.

(q)

Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in SFAS No. 144. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no impairments in 2006 and 2005.

(r)

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

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 (s)

Government Grants

Grants received from the PRC Government for assisting the Company’s technical research and development are net off against research and development costs when the proceeds are received or collectible.

During 2006 and 2005, $169,439 and $323,037 was received from the PRC Government as a reward for the Company’s contribution to the local economy.

(t)

Research and Development Costs

Expenditures relating to the development of new products and processes, including significant improvements to existing products are expensed as incurred.  Research and development expenses were $324,835 and $38,625 for the years ended December 31, 2006 and 2005, respectively.

(u)

Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred.  Retirement benefits amounting to $171,443 and $72,559 were charged to operations for the years ended December 31, 2006 and 2005, respectively.

(v)

Taxes

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.  Also see Note 13.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(w)

Advance For Research and Development

In 2006, a government grant of $1,316,528 was received by the Company for research and development projects. The proceeds are to reduce research and development costs incurred in the future.  At December 31, 2006, $1,065,478 was long-term advance for research and development and $251,050 was short-term advance for research and development based on the Company’s estimate of when projects will be completed.

(x)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, at which time the Company began recognizing an expense for vested share-based compensation that has been issued or will be issued after that date. The Company adopted SFAS No. 123R on a prospective basis.  The Company estimates fair value of common stock based on the number of shares granted and the quoted price of the company’s common stock on the date of grant.  The fair value of the stock based compensation expense for year ended December 31, 2006 and 2005 was $1,401,973 and $0, respectively. The Company did not grant any stock options through December 31, 2006.

(y)

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

	2006	2005
Year end RMB: US$ exchange rate	7.8087	8.0702
Average yearly RMB: US$ exchange rate	7.9395	8.1734

 (z)

Reserve Fund

In 2006 and 2005, the subsidiaries of the Company in China transferred 15% of its PRC profit after taxation to the surplus reserve fund in the amount of $404,178 and $144,014, respectively.   Subject to certain restrictions set out in the PRC Companies Law, the surplus reserve fund may be distributed to shareholders in the form of share bonus issues and/or cash dividends. The Company’s retained earnings in the amount of $998,149 and $593,971 are restricted as of December 31, 2006 and 2005, respectively.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(aa) Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income should be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current components of comprehensive income are the foreign currency translation adjustment and unrealized gains on marketable securities.

(bb) Segments

The Company operates in one business segment, the development, production and distribution of pharmaceutical products.

(cc) Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for 2006 and 2005.

(dd) Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its results of operations, financial position, and cash flows.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on results of operations, financial position, or cash flows.

3.

NOTES RECEIVABLE

Notes receivable at December 31, 2006 and 2005 consist of the following

	2006	2005
Bank acceptance notes:

Due February 4, 2006 (subsequently settled)	$-	$8,674
Due February 15, 2006 (subsequently settled)	-	136,864
Due March 11, 2006 (subsequently settled)	-	6,196
Due April 13, 2006 (subsequently settled)	-	49,566
Subtotal	$-	$201,300

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

3.

NOTES RECEIVABLE (CONTINUED)

	2006	2005
Notes receivable from related companies:

Due October 14, 2006 (subsequently settled)	$-	$319,951
Due November 11, 2006 (subsequently settled)	-	371,738
Due November 30, 2006 (subsequently settled)	-	61,956
Due December 1, 2006 (subsequently settled)	-	123,913
Subtotal	$-	$877,558

Notes receivable from related companies are interest-free and unsecured.

	2006	2005
Notes receivable from unrelated companies:

Due May 20, 2006 (subsequently settled)	$-	$123,913
Due December 1, 2006 (subsequently settled)	-	1,160,265
Due December 31, 2006 (subsequently settled)	-	960,040
Due January 30, 2007 (subsequently settled)	256,125	-
Due January 31, 2007 (subsequently settled)	502,366	-
Due January 31, 2007 (subsequently settled)	14,189	-
Due August 31, 2007	12,806	- - - - - - - - -
Due September 20, 2007	487,242
Due October 31, 2007	576,280
Due November 11, 2007	384,187
Due November 30, 2007	128,062
Due December 1, 2007	23,299
Due December 1, 2007	7,100
Due December 2, 2007	64,032
Due December 14, 2007	329,263
Subtotal	2,784,951	2,244,218
Less: Discount	70,717	-
Total notes receivable, net	$2,714,234	$3,323,076

Notes receivable from unrelated companies are interest-free and unsecured.

In 2006, interest-free notes were provided to companies for their assistance in developing distribution channels and new markets for the Company. The Company recorded selling and distribution expense and a discount on the notes receivable of $80,095 based on the present value of the notes receivable using a 6% rate. In 2006, $9,378 of interest income was recognized in the accompanying consolidated statements of income from the amortization of the discount.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

4.

INVENTORIES

Inventories at December 31, 2006 and 2005 consist of the following:

	2006	2005

Raw materials	$1,712,850	$735,017
Work-in-progress	500,997	357,220
Finished goods	593,098	1,788,025
Processing materials	-	468,330
	$2,806,945	$3,348,592

5.

DUE TO/FROM RELATED PARTIES

(I)  Due From Related Parties

		2006	2005

Ningbo Tianheng Pharmaceuticals Co., Ltd.	(a)	$18,605	$12,391
Zhejiang Guobang Veterinary Drug Co., Ltd.	(b)	22,857	41,729
Total due from related parties		$41,462	$54,120

(II)  Due To Related Parties

		2006	2005

Merlin Green Canada Inc.	(c)	$27,063	$136,593
Jin’ou Group	(d)	-	22,899
Total due to related parties		$27,063	$159,492

(III) Due From Employees

		2006	2005

Current		$264,182	$497,486
Long-term		-	616,440
Total due from employees	(e)	$264,182	$1,113,926

(IV) Due To Employees

		2006	2005

Current		$122,440	$493,492
Total due to employees	(e)	$122,440	$493,492

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

5.

DUE TO/FROM RELATED PARTIES (CONTINUED)

(f)

Ninbo Tianheng Pharmaceutical (“Tianheng”), a former shareholder of HAPC, purchased $38,703 of finished goods from HAPC in 2006. The remaining balance is interest free, unsecured and has no fixed repayment term.

(g)

Zheijiang Guobang Veterinary Drug Co., Ltd., a company controlled by the director of HAPC, sold $194,977 of raw materials to HAPC in 2006. The balances at December 31, 2006 and 2005 represent prepayments for future purchases.

(h)

Merlin Green Canada Inc. is the shareholder of Hainan Aike Pharmaceutical Co., Ltd.  The amounts represent money advanced from Merlin Green Canada Inc. in 2006.  The balance is unsecured, interest-free and has no fixed repayment terms.

(i)

Jin’ou Group is a company controlled by Jin Biao, the chairman of the Company. The amounts represent money advanced from Jin’ou Group in 2005.  The amount is interest free, unsecured and has no fixed repayment terms.

(j)

Due from/to employees are interest-free, unsecured and have no fixed repayment term.

6.

PLANT AND EQUIPMENT

Plant and equipment consist of the following as of December 31, 2006 and 2005:

	2006	2005
At cost:
Buildings	$8,944,313	$6,944,082
Machinery	9,206,036	7,832,139
Motor vehicles	742,689	607,649
Office equipment	668,428	573,220
Leasehold improvements	455,356	366,024
	20,016,822	16,323,114
Less: Accumulated depreciation
Buildings	880,647	1,089,490
Machinery	3,504,714	2,582,907
Motor vehicles	445,523	332,125
Office equipment	412,530	293,561
Leasehold improvements	795,797	37,459
	6,039,211	4,335,542
Plant and equipment, net	$13,977,611	$11,987,572

The net book value of buildings and machinery pledged for certain bank loans at December 31, 2006 and 2005 is $4,892,624 and $2,897,719, respectively.  Also see Note 11.

Depreciation expense for 2006 and 2005 is $1,715,406 and $1,394,407, respectively.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

6.

PLANT AND EQUIPMENT (CONTINUED)

The legal titles of three motor vehicles purchased with an aggregate net book value of $48,585 were registered in the name of Mr. Li Kemin, the director of Hainan, Mr. Liu Xingjun, and Mr. Wang Guoqiang, the management members of HAPC.  These three individuals and the Company represent that these motor vehicles are the assets of the Company and the Company’s legal counsel has represented the ownership of the vehicles by the Company as well.  Currently, the Company is in the process of transferring the legal titles of the motor vehicles to the Company. Such transfer procedures are expected to be completed by the end of 2007.

7.

LAND USE RIGHTS

Land use rights consist of the following as of December 31, 2006 and 2005:

	2006	2005

Cost	$3,945,385	$1,896,092
Less: Accumulated amortization	198,160	140,652
Land use rights, net	$3,747,225	$1,755,440

Amortization expense for the years ended December 31, 2006 and 2005 is $57,508 and $38,017, respectively.

Amortization expense for the next five years and thereafter is as follows:

2007	$78,430
2008	78,430
2009	78,430
2010	78,430
2011	78,430
Thereafter	3,355,075
Total	$3,747,225

The net book value of the land use right pledged for certain bank loans at December 31, 2006 and 2005 is $1,572,139 and $596,990, respectively.  Also see Note 11.

8.

PATENTS

	2006	2005

Cost	$6,446,568	$2,194,078
Less: Accumulated amortization	722,568	406,064
Patents, net	$5,724,000	$1,788,014

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

8.

PATENTS (CONTINUED)

In August 2006, the Company acquired a patent valued at $4,027,471 in connection with the acquisition of Qiaer.  (See Note 19)  Amortization expense for the years ended December 31, 2006 and 2005 is $316,504 and $259,103, respectively.

Amortization expense for the next five years and thereafter is as follows:

2007	$558,810
2008	542,568
2009	525,487
2010	492,454
2011	474,630
Thereafter	3,130,051
Total	$5,724,000

9.

DEPOSITS

Deposits at December 31, 2006 and 2005 consist of the following:

	2006	2005
Deposits for patent	$703,702	$910,138
Deposits for plant and equipment	97,783	1,003,930
Deposits for long-term investment	151,782	-
Deposits for land use right	-	341,999
Deposits for acquisition	-	561,324
Total	$953,267	$2,817,391

In 2006, the Company paid $93,937 as deposits to acquire certain patents.  A deposit of $269,841was transferred to patent in 2006.  A deposit of $30,532 was transferred to research and development expenses in 2006.  The transfer of the legal title of the patents to the Company is in progress and is expected to be completed by the end of 2007.

In 2006, the Company paid $97,783 as deposits to acquire certain equipment.  $1,003,930 of deposit was transferred to plant and equipment in 2006.

In 2006, the Company purchased a land use right for a piece of land in Haikou, PRC for further expansion of a plant.  Deposits of $341,999 were transferred to the land use rights when the Company obtained the certificate of land use right in 2006.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

9.

DEPOSITS (CONTINUED)

In 2006, the Company paid $151,782, as deposits to establish a new company, Changzhou Huiruikang Bio-medical Technology Co., Ltd.  The total consideration for investment is $190,645.

On August 6, 2006, the Company acquired 77.5% interest of Shanghai Qiaer Bio-Technology Co., Ltd. for $2,943,594. A previously paid deposit of $561,324 was transferred to the Company’s investment in Qiaer.  See Note 19.

10.

LONG-TERM INVESTMENTS

As of December 31, 2006 and 2005, long-term investments consisted of the following:

	Ownership Interest	2006	Ownership Interest	2005
At cost:
Hangzhou Longde Medical Machinery Co., Ltd.	10.6%	$103,656	10.6%	$97,790
Zhejiang Anglikang Pharmaceutical Co., Ltd.	-	-	4.25%	120,815
Hangzhou Jin'ou Medicine Co,. Ltd.	15%	192,093		-
		$295,749		$218,605

On June 8, 2006, the Company entered into agreement with Wu Weihua to transfer its 4.25% interest in Zhejiang Anglikang Pharmaceutical Co., Ltd. for $131,654 resulting in a gain of $10,839, which was included in other loss, net in the consolidated statement of income and comprehensive income for the year ended December 31, 2006.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

11.

SHORT –TERM DEBT

Short-term debt as of December 31, 2006 and 2005 consists of the following:

	2006	2005
Loans from Industrial and Commercial Bank of China Qingchun Branch, due July 24, 2006 and September 23, 2005, respectively, monthly interest only payments at 5.115% and 5.84% per annum, respectively, secured by assets owned by the Company. (subsequently repaid on its due date)	$-	$743,476

Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 1, 2006 and August 19, 2005, respectively, monthly interest only payments at 5.115% and 5.84% per annum, respectively, secured by assets owned by the Company. (subsequently repaid on its due date)	-	867,389

Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 8, 2006 and September 20, 2005, respectively, monthly interest only payments at 5.115% and 5.84% per annum, respectively, secured by assets owned by the Company. (subsequently repaid on its due date)	-	774,454

Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 21, 2006 and July 20, 2005, respectively, monthly interest only payments at 5.115% and 5.84% per annum, respectively, secured by assets owned by the Company. (subsequently repaid on its due date)	-	619,563

Loan from China Citic Bank Hangzhou Branch, due January 1, 2006, monthly interest only payments at 4.785% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. (subsequently repaid on its due date)	-	619,563

Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 20, 2007, monthly interest only payments at 6.732% per annum, secured by assets owned by the Company. Also see Note 6.	640,311	-

Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 15, 2007, monthly interest only payments at 6.732% per annum, secured by assets owned by the Company. Also see Note 6.	800,389	-

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

11.

SHORT –TERM DEBT (CONTINUED)

	2006	2005
Loans from Industrial and Commercial Bank of China Qingchun Branch, due July 26, 2007, monthly interest only payments at 6.435% per annum, secured by assets owned by the Company. Also see Note 6.	896,436	-

Loans from Industrial and Commercial Bank of China Qingchun Branch, due June 6, 2007, monthly interest only payments at 6.435% per annum, secured by assets owned by the Company. Also see Note 6.	1,280,623	-

Loans from Industrial and Commercial Bank of China Qingchun Branch, due June 27, 2007, monthly interest only payments at 6.435% per annum, secured by assets owned by the Company. Also see Note 6.	768,374	-

Loan from Bank of Communication Qingchun Branch, due June 5, 2007 monthly interest only payments at 6.435% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd	1,290,623	-

Loan from Bank of Communication Qingchun Branch, due June 19, 2007 monthly interest only payments at 6.435% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd	1,290,623	-

Loan from Hangzhou Commercial Bank Gaoxin Branch due February 27, 2007, monthly interest only payments at 5.3625% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. (subsequently repaid on its due date)	1,290,623	-

Loan from China Citic Bank Hangzhou Branch, due January 22, 2006, monthly interest only payments at 4.785% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. (subsequently repaid on its due date)	-	495,651

Loans from Hangzhou Commercial Bank Gaoxin Branch due April 25, 2006, monthly interest only payments at 5.115% per annum, guaranteed by Hangzhou Jinou Group. (subsequently repaid on its due date)	-	1,239,127

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

11.

SHORT –TERM DEBT (CONTINUED)

	2006	2005

Loan from Huaxia Bank Wenhui Branch due March 16, 2006, monthly interest only payments at 4.8825% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. and Ningbo Tianheng Pharm. Co. Ltd. (subsequently repaid on its due date)	-	743,476

Loan from Bank of China Kaiyuan Branch due May 8, 2007, monthly interest only payments at 6.7275% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	1,034,498	-

Loan from Bank of China Kaiyuan Branch due May 16, 2007, monthly interest only payments at 6.7275% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	650,311	-

Loan from Bank of China Kaiyuan Branch due April 17, 2007, monthly interest only payments at 6.417% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	2,187,059	-

Loan from Huaxia Bank Wenhui Branch due April 3, 2007, monthly interest only payments at 6.417% per annum, guaranteed by Ningbo Tianheng Co., Ltd	778,374	-

Loans from Industrial and Commercial Bank of China Qingtai Branch, due August 4, 2007, monthly interest only payments at 6.138% per annum, guaranteed by Hangzhou Jinou Group.	1,290,623	-

Loan from Bank of China Kaiyuan Branch due April 17, 2006, monthly interest only payments at 5.58% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. And Qiu Jiajun & Jin Biao. (subsequently repaid on its due date)	-	1,239,127

Loans from Industrial Bank due September 26, 2006, monthly interest only payments at 5.115% per annum, guaranteed by Jin’ou Group. (subsequently repaid on its due date)	-	1,239,127

Loans from Industrial and Commercial Bank of China, due April 10, 2006, monthly interest only payments at 4.575% per annum secured by assets owned by the Company. (subsequently repaid on its due date)	-	1,115,214

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

11.

SHORT –TERM DEBT (CONTINUED)

	2006	2005
Loan from China Development Bank Haikou Branch, due November 24, 2006, monthly interest only payments at 5.115% per annum, guaranteed by Haikou Assure Investment Ltd. (subsequently repaid on its due date)	-	371,738

Loan from China Development Bank Haikou Branch, due December 21, 2007 and November 24, 2006, respectively, monthly interest only payments at 6.138% and 5.115 per annum, respectively, guaranteed by Haikou Assure Investment Ltd.	394,187	-

Loan from Changzhou Commercial Bank, due January 21, 2006, monthly interest only payments at 6.975% per annum, guaranteed by Changzhou High-tech Development Co. Ltd. (subsequently repaid on its due date)	-	3,097,817

Loan from Changzhou Commercial Bank, due February 15, 2006, monthly interest only payments at 6.51% per annum, guaranteed by Changzhou High-tech Development Co. Ltd. (subsequently repaid on its due date)	-	619,563

Loans from Changzhou Commercial Bank, due June 20, 2007, monthly interest only payments at 8.37% per annum, secured by assets owned by the Company. Also see Note 6.	1,822,081	-

Loans from Changzhou Commercial Bank, due June 20, 2007, monthly interest only payments at 8.37% per annum, secured by assets owned by the Company. Also see Note 7.	1,143,351	-

Loans from Changzhou Commercial Bank, due May 18, 2007, monthly interest only payments at 8.37% per annum, guaranteed by Jiangyin Huilun Co. Ltd.	270,614	-

Total short-term bank loans	17,829,100	13,785,285

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

	2006	2005
Notes payable to unrelated companies:
Due January 4, 2006 (subsequently repaid on its due date)	-	146,261
Due April 5, 2006 (subsequently repaid on its due date)	-	309,781
Due April 20, 2006 (subsequently repaid on its due date)	-	309,781
Due April 29, 2006 (subsequently repaid on its due date)	-	743,476
Due May 1, 2006 (subsequently repaid on its due date)	-	1,239,127
Due May 1, 2006 (subsequently repaid on its due date)	-	146,361
Due May 25, 2006 (subsequently repaid on its due date)	-	1,239,127
Due August 31, 2006 (subsequently repaid on its due date)	-	1,363,039
Due November 30, 2006 (subsequently repaid on its due date)	-	2,168,472
Due May 30, 2007	190,365	-
Due May 8, 2007	1,024,498	-
Due June 21, 2007	1,280,623	-
Due August 31, 2007	768,374	-
Due December 30, 2007, interest charged at 9.00% per annum	640,311	-
Due January 15, 2007 (subsequently repaid on its due date)	133,185	-
Due April 5, 2007, interest charged at 5.58% per annum	320,156	-
Due April 20, 2007, interest charged at 5.58% per annum	320,156	-
Due November 30, 2007, interest charged at 5.85% per annum	512,249	-
Due December 31, 2007, guaranteed by Donghong Taisheng Co., Ltd	256,125	-
Due August 28, 2007, interest charged at 6.4% per annum, guaranteed by Ge Xiaohu	640,310	-
Total notes payable	6,086,352	7,665,425
Total short-term debt	$23,915,452	$21,450,710

Interest expense for 2006 and 2005 was $1,701,704 and $ 1,102,668, respectively.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

11.

SHORT –TERM DEBT (CONTINUED)

All the notes payable are subject to bank charges of 0.05% of the principal as commission on each loan transaction. Bank charges for notes payable were $1,284 and $1,757 in 2006 and 2005, respectively.

Restricted cash of $1,983,237 is held as collateral for the following notes payable at December 31, 2006:

Due May 30, 2007	$190,365
Due May 8, 2007	1,024,498
Due June 21, 2007	1,280,623
Total	$2,495,486

12.

LONG-TERM DEBT

Long-term debt as of December 31, 2006 and 2005 consists of the following:

	2006	2005
Loans from Communication Bank of China Changzhou Branch, due September 9, 2007, monthly interest only payments at 5.58% per annum, guaranteed by Changzhou High-Tech Development District Co., Ltd.	$3,717,380	$3,717,380
Total long-term bank loan	3,717,380	3,717,380
Less: current portion	(3,717,380)	-
Long-term portion	$-	$3,717,380

Notes payable to unrelated companies:

Due December 31, 2008, interest charged at 1% per annum and guaranteed by Donghong Taisheng Co., Ltd	$256,124	$-
Due December 31, 2009, interest charged at 1% per annum and guaranteed by Donghong Taisheng Co., Ltd	384,187	-
Due February 20, 2009, interest charged at 1% per annum and unsecured	1,280,623	-
Total notes payable	$1,920,934	$-

Total long-term debt	$1,920,934	$3,717,380

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

During 2006 and 2005, the Company incurred interest expense of $10,874 and $200,585, respectively, for the related long term bank loans, of which $0 and $42,151 of interest was capitalized as a component of building construction costs.  See Note 2(n).

13.

INCOME TAXES

(a)  Corporation Income Tax (“CIT”)

In accordance with the relevant tax laws and regulations of PRC, the corporation income tax (“CIT”) rate is 33%.  In 2006, HAPC applied to the local tax authority for a favorable corporate income tax rate of 26.4% for companies registered in coastal economic zone of PRC, which was approved in October 2006. As a result, the corporate income tax rate applicable to HAPC was changed to 26.4% from 33%.  Hainan and Yangpu are subsidiaries registered in Hainan, PRC, and their corporate income tax rate of 15% is the tax rate for companies registered in Hainan, PRC in accordance with the relevant tax laws in PRC.   Fangyuan is a subsidiary of HAPC and its applicable corporate income tax rate is 15%, since the company was recognized as high-tech companies by the PRC government.  However, in accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. For Hangzhou and Hainan, the first profitable year for income tax purposes as a foreign investment company was 2004. Income tax expense for the 2006 and 2005 are summarized as follows:

	2006	2005
Current:
Provision for State Corporation Income Tax	$636,221	$129,461
Provision for Local Corporation Income Tax	37,251	12,745
	673,472	142,206
Deferred:
Provision for State Corporation Income Tax	(490,538)	1,940
Provision for Local Corporation Income Tax	(9,676)	574
	(500,214)	2,514
Income tax expense	$173,258	$144,720

The Company’s income tax expense differs from the “expected” tax expense for the years ended December 31, 2006 and 2005 (computed by applying the CIT rate of 26.4 percent to income before income taxes) as follows:

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

13.

INCOME TAXES (CONTINUED)

	2006	2005

Computed “expected” expense	$613,166	$527,957
Effect of foreign tax rates	38,203	75,691
Tax rate adjustment	5,552	-
Valuation allowance	(866)	(9,019)
Tax exemptions	(482,797)	(449,909)

Income tax expense	$173,258	$144,720

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Current portion:
Consulting and audit expenses	$105,564	$-
Selling and distribution expenses	102,404	-
Bad debt provision	41,949	-
Other	45,797	-
Subtotal	295,714	-

Non-current portion:
Depreciation	65,416	55,797
Impairment and amortization	41,502	64,243
Bad debt provision	24,299	38,384
Pre-operating expenses	12,546	18,914
Research and development costs	281,453	13,112
Other	42,307	27,636
Less: Valuation allowance	(11,301)	(12,167)
Subtotal	456,222	205,919

Total deferred tax assets	751,936	205,919

Deferred tax liabilities:
Current portion:
Sales cut-off	134,954	51,974
Unrealized gains from marketable securities	30,710
Other	7,180	54,305
Subtotal	172,844	106,279

Non-current portion:
Subsidy income	192,105	206,864
Depreciation	28,963	19,240
Research and development costs	35,315	35,315

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

13.

INCOME TAXES (CONTINUED)

Government grant	58,841	73,401
Intangible assets from acquisition	567,032	-
Other	35,274	52,496
Subtotal	917,530	387,316

Total deferred tax liabilities	1,090,374	493,595

Net deferred liabilities	$(338,438)	$(287,676)

In 2006, HAPC applied to the local tax authority for a favorable corporate income tax rate of 26.4% for companies registered in coastal economic zone of PRC, which was approved in October 2006. As a result, the corporate income tax rate applicable to HAPC was changed from 33% to 26.4% and $5,552 of income tax expense was recorded to reflect the tax rate adjustment on the deferred taxes.

(b)  Value Added Tax (“VAT”)

Enterprises or individuals who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with Chinese Laws.  The value added tax standard rate is 17% of the gross sale price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products.

The VAT payable of $301,103 and $142,050 at December 31, 2006 and 2005, respectively, are included in other payables and accrued expenses in the accompanying consolidated balance sheets.

14.

MARKETABLE SECURITIES

The Company purchased an investment fund at a cost of $256,125 on September 6, 2006. The fair market value of the fund as of December 31, 2006 was $362,758. The difference between the market value and the cost of $106,633 was recognized as other comprehensive income, and was included as a separate component of shareholders’ equity.  The securities are classified as available-for-sale.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

15.

DEFERRED COMPENSATION

According to the executed consulting agreements signed on June 5, 2006, the Company issued 1,200,000 shares of common stock on July 11, 2006 to two consultants as compensation for their marketing consulting services from June 5, 2006 to June 5, 2008. The shares are non-forfeitable and were valued at $1,320,000 using the closing share price of $1.10 at the date service commenced. The amount was expensed in general and administrative in the accompanying consolidated statements of income and comprehensive income.

On July 5, 2006, the Company issued 800,000 shares of common stock to employees as compensation for their services to the Company from July 6, 2006 to July 6, 2011. The agreements stipulate that under certain circumstances if the employee ceases employment before the end of their contract, a portion of the common stock is to be returned to the Company.  For these agreements the Company recognized the expense and increase to additional paid-in capital as services are performed.  In 2006, $81,973 of expense was recognized for the year ended December 31, 2006 using the closing share price of $1.06 at the date service commenced.

Effective January 1, 2006, the Company adopted SFAS No. 123R, at which time the Company began recognizing an expense for vested share-based compensation that has been issued or will be issued after that date. The fair value of the stock based compensation expense for year ended December 31, 2006 and 2005 was $1,401,973 and $0, respectively.  The Company did not grant any stock options through December 31, 2006.

16.

ADDITIONAL PAID-IN CAPITAL

On August 14, 2006, HAPC purchased an additional 5% interest in Hainan Aike Pharmaceutical Co., Ltd. (“Hainan”) for $63,222. On August 14, 2006, HAPC increased its shares in Hainan through an additional investment of $568,994 into Hainan. Thereafter, Hainan became a 60.61% owned subsidiary of the Company.  This resulted in a contributed capital of $272,458 which has been reflected in the consolidated balance sheet as of December 31, 2006.

In 2006, Mr. Jin Biao, the chairman of the Company, donated $113,598 to the Company by assuming a liability of the Company of $113,598.  This resulted in an additional paid-in capital of $113,598 which has been reflected in the consolidated balance sheet as of December 31, 2006.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

17.

COMMITMENTS AND CONTINGENCIES

(a)

Lease Commitment

The Company occupies plant and office space leased from third parties.  Accordingly, for the years ended December 31, 2006 and 2005 the Company recognized rental expense for these spaces of $188,360 and $104,178, respectively.

As of December 31, 2006, the Company has outstanding commitments with respect to non-cancelable operating leases for real estate, which fall due as follows:

Year Ending December 31	Amount
2007	$137,797
2008	143,773
2009	139,163
2010	139,163
2011	123,796
Thereafter	64,744
Total	$748,438

(b)

Capital Commitment

As of December 31, 2006, the Company has outstanding commitments with respect to non-cancelable long term investment, which fall due as follows:

Year Ending December 31,	Amount
2007	$8,296

As of December 31, 2006, the Company has outstanding commitments with respect to non-cancelable land use right transfer, which fall due as follows:

Year Ending December 31,	Amount
2007	$38,863

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

17.

COMMITMENTS AND CONTINGENCIES (CONTINUED)

(c)

Contingencies

In 2006, the Company brought a legal action against Jiangxi Pharmaceutical Co., Ltd. and Hainan Licheng Pharmaceuticals Co., Ltd. for their infringement upon the patent of Etimicin transfusion. As the plaintiff, the Company has claimed compensation of approximately $38,590 for the infringement. According to the judge’s report from the local court in Haikou, PRC, on December 30, 2006, the Company won the lawsuit and Jiangxi Pharmaceutical Co., Ltd. and Hainan Licheng Pharmaceuticals Co., Ltd. will be required to pay $38,590 as compensation to the Company. However, Jiangxi Pharmaceutical Co., Ltd. and Hainan Licheng Pharmaceuticals Co., Ltd. appealed the ruling to a higher level court and the Company has not received the compensation as of March 20, 2007.  Considering the uncertainties of the legal proceeding, the Company did not record a contingent gain for this at December 31, 2006.

In December of 2005, the Company sued Hainan Haomai Pharmaceutical Co., Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. for their infringement upon the patent of Etimicin transfusion. As the plaintiff, the Company has claimed compensation of approximately $38,590 for the infringement. According to the judge’s report from the local court in Haikou, PRC, on January 18, 2007, the Company won the lawsuit and Hainan Haomai Pharmaceutical Co., Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. will pay $38,590 as compensation for the infringement.  However, Hainan Haomai Pharmaceutical Co., Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. appealed the ruling to a higher level court and the Company has not received the compensation as of March 20, 2007.  Considering the uncertainties of the legal proceeding, the Company did not record a contingent gain for this at December 31, 2006.

In January 2007, the Company was sued by Jiangying Xinqiao Construction Co., Ltd for an overdue construction payment of $243,318. The local judge will hold a court in April, 2007.  The Company believes the claim is without merit and plans to vigorously contend the claim. As such, there is no contingent accrual at December 31, 2006.

18.

DISCONTINUED OPERATION

On April 1, 2005, HAPC entered into a disposition agreement with Zhejiang Guobang Veterinary Drug Co., Ltd., a company controlled by the director of the Company.  Pursuant to the agreement HAPC agreed to sell all of its interest in the branch in Shangyu, PRC to Zhejiang Guobang Veterinary Drug Co., Ltd. for $1,603,533 resulting in a gain of $26,068. In association with the agreement, the branch in Shangyu, PRC was no longer a consolidated subsidiary of the HAPC.  In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long−Lived Assets,” the results of operations of the branch in Shangyu are removed from the detail line items in the company’s financial statements and presented separately as “discontinued operation”.  The income from discontinued operation of $0 and $161,341 for 2006 and 2005, respectively, and the gain from disposition of discontinued operation of $26,068 in 2005 are reflected in the Company’s condensed consolidated statements of income for 2005.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

19.

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

The following is the pro forma net income and basic and diluted net income per share of the Company for the year ended December 31, 2006 assuming the acquisition was completed on January 1, 2006:

Net income	$3,340,496

Net income per share, basic and diluted	$0.13

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

AS OF DECEMBER 31, 2006 AND 2005

19.

BUSINESS COMBINATIONS (CONTINUED)

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

Net income	$1,850,912

Net income per share, basic and diluted	$0.08