Form 10QSB
period 2007-03-31
AIDA PHARMACEUTICALS INC
filed 2007-05-15
CIK 1220286

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

As of May 8, 2007, there were 27,000,000 shares of $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

AIDA PHARMACEUTICALS, INC.

INDEX

		Page
PART I.	Financial Information	3

Item 1.  Unaudited Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2007 (Unaudited) and

December 31, 2006

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income

for the Three Months Ended March 31, 2007 and 2006 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Three Months Ended

March 31, 2007 and 2006 (Unaudited)

Notes to Condensed Consolidated Financial Statements as of March 31, 2007

(Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of

Operation

Item 3.  Controls and Procedures

		4 5 6 8 22 32
PART II.

Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6.  Exhibits and Reports on Form 8-K

		32 32 32 32 32 33 33
	Signatures	34

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

AIDA PHARMACEUTICAL, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2007 (Unaudited)	December 31, 2006

CURRENT ASSETS
Cash and cash equivalents	$4,930,714	$6,116,816
Restricted cash	2,002,340	1,983,237
Accounts receivable, net of allowance for doubtful accounts of $670,011 and $639,208 as of March 31, 2007 and December 31, 2006, respectively	9,442,799	13,777,571
Notes receivable, net of discount of $53,267 and $70,717 as of March 31, 2007 and December 31, 2006, respectively	6,055,325	2,714,234
Inventories	3,218,672	2,806,945
Due from related parties	18,784	41,462
Deferred taxes	365,448	295,714
Other receivables, prepaid expenses, and other assets	191,124	146,694
Marketable securities	-	362,758
Due from employees	404,871	264,182
Prepayments for goods	140,712	118,327
Total current assets	26,770,789	28,627,940

Plant and equipment, net	13,938,539	13,977,611
Land use rights, net	3,764,031	3,747,225
Construction in progress	36,788	28,430
Patents, net	5,676,506	5,724,000
Long-term investments	295,749	295,749
Deposits	1,560,785	953,267
Deferred taxes	466,518	456,222
Total long-term assets	25,738,916	25,182,504

TOTAL ASSETS	$52,509,705	$53,810,444

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,520,797	$3,332,174
Other payables and accrued liabilities	1,895,835	2,150,079
Advance for research and development	241,454	251,050
Short-term debt	23,109,888	23,915,452
Current portion of long-term debt	3,717,380	3,717,380
Due to related parties	82,598	27,063
Taxes payable	148,558	352,998
Customer deposits	767,810	335,391
Due to employees	340,283	122,440
Deferred taxes	109,495	172,844
Total current liabilities	32,934,098	34,376,871

LONG-TERM LIABILITIES
Notes payable	1,920,934	1,920,934
Advance for research and development	1,075,742	1,065,478
Deferred taxes	940,733	917,530
Minority interests	5,277,303	5,177,413
Total long-term liabilities	9,214,712	9,081,355

TOTAL LIABILITIES	42,148,810	43,458,226

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 27,000,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	27,000	27,000
Additional paid-in capital	5,204,352	5,204,352
Retained earnings (the restricted portion is $998,149 at March, 31, 2007 and at December 31, 2006)	4,429,876	4,590,079
Accumulated other comprehensive income	699,667	530,787

Total Shareholders’ Equity	10,360,895	10,352,218
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$52,509,705	$53,810,444

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS

 OF INCOME (LOSS) AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March. 31, 2007	Three Months Ended March. 31, 2006

REVENUES	$5,296,176	$5,331,827

COST OF GOODS SOLD	(2,972,516)	(2,983,114)

GROSS PROFIT	2,323,660	2,348,713

Research and development	132,198	1,600

Selling and distribution	988,101	1,680,669

General and administrative	1,176,049	647,210

INCOME FROM OPERATIONS	27,312	19,234

OTHER INCOME (EXPENSE)

Interest expense, net	(342,948)	(269,605)

Government grants	49,723	459,993

Gain on sale of marketable securities	118,626	-

Other expense, net	(29,968)	(31,145)

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(177,255)	178,477

INCOME TAX BENEFIT (EXPENSE)	66,830	(97,143)

(LOSS) INCOME FROM OPERATIONS BEFORE MINORITY INTERESTS	(110,425)	81,334

MINORITY INTERESTS	(49,779)	(66,798)

NET (LOSS) INCOME	(160,204)	14,536

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	275,513	67,233

Income taxes related to other comprehensive income	(72,735)	(23,532)

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES	202,778	43,701

COMPREHENSIVE INCOME	$42,574	$58,237

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	27,000,000	25,000,000

Net (loss) income per common share, basic and diluted	$(0.01)	$0.00

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	For the Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(160,204)	$14,536
Adjustments to reconcile net (Loss)income to net cash provided by operating activities:
Depreciation and amortization	533,463	385,226
Provision for doubtful accounts	30,803	-
Amortization of discount on notes receivable	(21,109)	-
Deferred taxes	(120,177)	65,091
Gain on sale of marketable securities	(118,626)	-
Minority interests’ share of net income	49,779	66,798

Changes in operating assets and liabilities, net of effects of acquisition:

(Increase) Decrease In:
Accounts receivable	4,303,968	440,175
Inventories	(411,727)	(1,006,797)
Other receivables, prepaid expenses, and other assets	(44,428)	46,757
Prepayments for goods	(22,385)	(230,718)

Increase (Decrease) In:
Accounts payable	(811,377)	1,678,111
Other payables and accrued liabilities	(257,024)	(502,025)
Advance for research and development	667	-
Due to employees	217,844	(375,564)
Taxes payable	(204,440)	33,291
Customer deposits	432,420	(209,723)
Net cash provided by operating activities	3,397,447	405,158

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(19,104)	134,601
Purchases of plant and equipment	(274,144)	(201,395)
Purchases of construction in progress	(8,358)	(10,987)
Purchase of land use right	-	(393,117)
Deposit for long term investment	(583,356)	(124,211)
Deposit for plant and equipment	(160,420)	(56,531)
Repayment of notes receivable	566,218	104,014
Issuance of notes receivable	(3,886,201)	(13,240)
Due from employees	(140,689)	(179,320)
Proceeds from sale of marketable securities	374,751	-
Net cash used in investing activities	(4,131,303)	(740,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	1,292,959	-
Repayments of short-term debt	(2,098,523)	(2,692,925)
Proceeds from notes payable	-	2,120,494
Advances from related parties	77,952	-
Repayment of advances to related parties	-	(36,486)
Net cash used in financing activities	(727,612)	(608,917)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,461,468)	(943,945)

Effect of exchange rate changes on cash	275,366	91,901
Cash and cash equivalents at beginning of period	6,116,816	3,129,450

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,930,714	$2,277,406

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$76,913	$6,296
Interest paid	$360,536	$261,327

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

SUPPLEMENTAL NON-CASH DISCLOSURES:

1. During the three months ended March 31, 2007 and 2006, $38,475 and $274,229 was transferred from deposits to patents.

2. During the three months ended March 31, 2007 and 2006, $97,783 and $0 was transferred from deposits to plant and equipment.

3. During the three months ended March 31, 2007, $3,659 of the notes receivable was discounted and $21,109 of the discount was amortized.

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

1.

ORGANIZATION AND PRINCIPAL ACTIVITIES

The primary operations of Aida Pharmaceuticals, Inc. and subsidiaries (the “Company”) are the development, production and distribution of cardiovascular and anti cancer drugs, in the form of powder for injection, liquid for intravenous injection, capsule, tablet, ointment, etc., within the PRC.

2.

BASIS OF PRENTATION

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2006 was derived from the audited consolidated financial statements included in the Company’s Annual Report Form 10-KSB.  These interim condensed consolidated financial statements should be read in conjunction with that report.

3.

PRINCIPLES OF CONSOLIDATION

The unaudited condensed consolidated financial statements include the accounts of Aida Pharmaceuticals, Inc. (Formerly BAS Consulting, Inc.) and the following subsidiaries:

(i)

Earjoy Group Limited (“Earjoy”) (100% subsidiary of Aida);

(ii)

Hangzhou Aida Pharmaceutical Co., Ltd. (“HAPC”) (100% Subsidiary of Earjoy);

(iii)

Hangzhou Boda Medical Research and Development Co., (“Boda”) (100% Subsidiary of HAPC);

(iv)

Hainan Aike Pharmaceutical Co., Ltd. (“Hainan”) (60.61%% subsidiary of HAPC) and Yang Pu Aike

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

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

4.

CONCENTRATIONS

The Company has major customers who accounted for the following percentages of total sales and total accounts receivable in 2007 and 2006:

	Sales
Major Customers	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	Accounts Receivable
			March 31, 2007	December 31, 2006

Company A	-	2%	-	30%
Company B	-	10%	-	2%
Company C	-	10%	-	2%
Company D	-	21%	-	30%
Company E	26%	-	28%	-
Company F	4%	-	3%	-
Company G	2%	-	1%	-

The Company has major suppliers who accounted for the following percentage of total purchase and total accounts payable in 2007 and 2006:

	Purchase
Major Suppliers	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	Accounts Payable
			March 31, 2007	December 31, 2006

Company H	11%	12%	6%	7%
Company I	9%	8%	3%	3%

The sole market of the Company is the PRC for the periods ended March 31, 2007 and 2006.

Of the total revenue for the three months ended March 31, 2007 and 2006, 69% and 47% was fully dependent on the patent for Etimicin Sulfate owned by the Company.  The net book value of the patent is $84,967 at March 31, 2007.

5.

USE OF ESTIMATES

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ materially from those estimates.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

6.

FOREIGN CURRENCY TRANSLATION

The accompanying condensed consolidated financial statements are presented in United States dollars.  The functional currency of the Company is the Renminbi (RMB).  The condensed consolidated financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	March 31, 2007	December 31, 2006
Period end RMB: US$ exchange rate	7.7342	7.8087
Average period RMB: US$ exchange rate	7.7715	7.9395

7.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, due to/from related parties, other receivables and prepaid expenses, due to employees, prepayments for goods, accounts payable, other payable and accrued liabilities, accrued expenses, short-term debt, taxes payable and customer deposits.  Management has estimated that the carrying amount approximates fair value due to their short-term nature.

8.

EARNINGS (LOSS) PER SHARE

Basic earning (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earning (loss) per share is computed similar to basic earning (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive securities outstanding for the periods presented.

9.

ADOPTION OF NEW ACCOUNTING POLICY

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of FASB statement No. 109, Accounting for Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2007, the Company does not have a liability for unrecognized tax benefits.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

9.

ADOPTION OF NEW ACCOUNTING POLICY (CONTINUED)

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2005. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of March 31, 2007 the Company was not aware of any pending income tax examinations by China tax authorities.  The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

10.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities −− Including an amendment of FASB Statement No. 115 (“FAS 159”).  FAS 159, which becomes effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair-value option will have a material effect on the consolidated results of operations, financial position or cash flows.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

11.

NOTES RECEIVABLE

Notes receivable at March 31, 2007 and December 31, 2006 consist of the following:

Notes receivable from unrelated companies:
	March 31, 2007 (Unaudited)	December 31, 2006

Due January 30, 2007 (subsequently settled)	$-	$256,125
Due January 31, 2007 (subsequently settled)	-	502,366
Due January 31, 2007 (subsequently settled)	-	14,189
Due April 30, 2007 (subsequently settled)	19,394	-
Due June 30, 2007	248,614	-
Due August 31, 2007	-	12,806
Due September 15, 2007	3,887,915	-
Due September 20, 2007	425,880	487,242
Due October 31, 2007	581,831	576,280
Due November 11, 2007	387,888	384,187
Due November 30, 2007	129,296	128,062
Due December 1, 2007	23,523	23,299
Due December 1, 2007	7,168	7,100
Due December 2, 2007	-	64,032
Due December 14, 2007	332,435	329,263
Due December 15, 2007	64,648	-
Subtotal	6,108,592	2,784,951
Less: Discount	53,267	70,717
Total notes receivable, net	$6,055,325	$2,714,234

Notes receivable are interest-free and unsecured.

In 2006, interest-free notes were provided to companies for their assistance in developing distribution channels and new markets for the Company. The Company recorded selling and distribution expense and a discount on the notes receivable of $80,095 based on the present value of the notes receivable using a 6% rate.

In 2007, an interest-free note was provided to a company for its assistance in research and development activities. The Company recorded research and development expense and a discount on the notes receivable of $3,659 based on the present value of the notes receivable using a 6% rate.

For the three months ended March 31, 2007, $21,109 of interest income was recognized in the accompanying consolidated statements of income (loss) from the amortization of the discount.

12.

INVENTORIES

Inventories at March 31, 2007 and December 31, 2006 consist of the following:

	March 31, 2007 (Unaudited)	December 31, 2006

Raw materials	$1,379,107	$1,712,850
Work-in-progress	864,557	500,997
Finished goods	975,008	593,098
Total	$3,218,672	$2,806,945

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

13.

PLANT AND EQUIPMENT

Plant and equipment consist of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007 (Unaudited)	December 31, 2006
At cost:
Buildings	$9,030,469	$8,944,313
Machinery	9,472,620	9,206,036
Motor vehicles	749,843	742,689
Office equipment	684,782	668,428
Leasehold improvements	450,213	455,356
	20,387,927	20,016,822
Less: Accumulated depreciation
Buildings	1,415,366	880,647
Machinery	3,772,031	3,504,714
Motor vehicles	476,509	445,523
Office equipment	440,739	412,530
Leasehold improvements	344,743	795,797
	6,449,388	6,039,211
Plant and equipment, net	$13,938,539	$13,977,611

The net book value of buildings and machinery pledged for certain bank loans at March 31, 2007 and December 31, 2006 is $4,901,979 and $4,892,624, respectively.  Also see Note 17.

Depreciation expense for the three months ended March 31, 2007 and 2006 is $410,177 and $328,033, respectively.

14.

LAND USE RIGHTS

	March 31, 2007 (Unaudited)	December 31, 2006

Cost	$3,983,389	$3,945,385
Less: Accumulated amortization	219,358	198,160
Land use rights, net	$3,764,031	$3,747,225

Amortization expense for three months ended March 31, 2007 and 2006 is $19,797 and $9,620 respectively.

Amortization expense for the next five years and thereafter is as follows:

2007 within one year	$59,388
2008	79,185
2009	79,185
2010	79,185
2011	79,185
Thereafter	3,387,903
Total	$3,764,031

The net book value of the land use right pledged for certain bank loans at March 31, 2007 and December 31, 2006 is $1,617,379 and $1,572,139, respectively.  Also see Note 17.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

15.

PATENTS

	March 31, 2007 (Unaudited)	December 31, 2006

Cost	$6,502,563	$6,446,568
Less: Accumulated amortization	826,057	722,568
Patents, net	$5,676,506	$5,724,000

Amortization expense for three months ended March 31, 2007 and 2006 is $103,489 and $47,573, respectively.

Amortization expense for the next five years and thereafter is as follows:

2007 within one year	$247,671
2008	358,630
2009	297,904
2010	297,904
2011	295,720
Thereafter	4,178,676
Total	$5,676,506

16.

DEPOSITS

Deposits at March 31, 2007 and December 31, 2006 consist of the following:

	March 31, 2007 (Unaudited)	December 31, 2006

Deposits for patent	$665,227	$703,702
Deposits for plant and equipment	160,420	97,783
Deposits for long-term investment	735,138	151,782
Total	$1,560,785	$953,267

During the three months ended March 31, 2007, the Company paid $160,420 as deposits to acquire certain equipment.   Of the deposits, $97,783 was transferred to plant and equipment in the first quarter of 2007.

During the three months ended March 31, 2007, a deposit of $38,475 was transferred to patent.

During the three months ended March 31, 2007, the Company paid $66,173 and $517,183, as deposits to invest in Beijing Beimei Union Real Estate Development Co.,Ltd. and Jiangsu Microbial Research Institute.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

17.

SHORT –TERM DEBT

Short-term debt as of March 31, 2007 and December 31, 2006 consists of the following:

	March 31, 2007 (Unaudited)	December 31, 2006
Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 20, 2007, monthly interest only payments at 6.732% per annum, secured by assets owned by the Company. Also see Note 13.	$646,479	$640,311

Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 15, 2007, monthly interest only payments at 6.732% per annum, secured by assets owned by the Company. Also see Note 13.	808,099	800,389

Loans from Industrial and Commercial Bank of China Qingchun Branch, due July 26, 2007, monthly interest only payments at 6.435% per annum, secured by assets owned by the Company. Also see Note 13.	905,070	896,436

Loans from Industrial and Commercial Bank of China Qingchun Branch, due June 6, 2007, monthly interest only payments at 6.435% per annum, secured by assets owned by the Company. Also see Note 13.	1,292,959	1,280,623

Loans from Industrial and Commercial Bank of China Qingchun Branch, due June 27, 2007, monthly interest only payments at 6.435% per annum, secured by assets owned by the Company. Also see Note 13.	775,775	768,374

Loan from Bank of Communication Qingchun Branch, due June 5, 2007 monthly interest only payments at 6.435% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd	1,292,959	1,290,623

Loan from Bank of Communication Qingchun Branch, due June 19, 2007 monthly interest only payments at 6.435% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd	1,292,959	1,290,623

Loan from Hangzhou Commercial Bank Gaoxin Branch due February 27, 2007, monthly interest only payments at 5.3625% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. (subsequently repaid on its due date)	-	1,290,623

Loan from Hangzhou Commercial Bank Gaoxin Branch due February 1, 2008, monthly interest only payments at 5.3625% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	1,292,959	-

Loan from Bank of China Kaiyuan Branch due May 8, 2007, monthly interest only payments at 6.7275% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. (subsequently repaid on its due date)	1,034,367	1,034,498

Loan from Bank of China Kaiyuan Branch due May 16, 2007, monthly interest only payments at 6.7275% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	646,479	650,311

Loan from Bank of China Kaiyuan Branch due April 17, 2007, monthly interest only payments at 6.417% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. (subsequently repaid on its due date)	2,198,031	2,187,059

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

17.

SHORT –TERM DEBT (CONTINUED)

	March 31, 2007 (Unaudited)	December 31, 2006

Loan from Huaxia Bank Wenhui Branch due April 3, 2007, monthly interest only payments at 6.417% per annum, guaranteed by Ningbo Tianheng Co., Ltd (subsequently repaid on its due date)	-	778,374

Loans from Industrial and Commercial Bank of China Qingtai Branch, due August 4, 2007, monthly interest only payments at 6.138% per annum, guaranteed by Hangzhou Jinou Group.	1,292,959	1,290,623

Loan from China Development Bank Haikou Branch, due December 21, 2007 and monthly interest only payments at 6.138% per annum, guaranteed by Haikou Assure Investment Ltd.	387,888	394,187

Loans from Changzhou Commercial Bank, due June 20, 2007, monthly interest only payments at 8.37% per annum, secured by assets owned by the Company. Also see Note 14.	1,829,535	1,822,081

Loans from Changzhou Commercial Bank, due June 20, 2007, monthly interest only payments at 8.37% per annum, secured by assets owned by the Company. Also see Note 14.	1,144,267	1,143,351

Loans from Changzhou Commercial Bank, due May 18, 2007, monthly interest only payments at 8.37% per annum, guaranteed by Jiangyin Huilun Co. Ltd.	258,592	270,614
Total short-term bank loans	17,099,377	17,829,100

	March 31, 2007 (Unaudited)	December 31, 2006
Notes payable to unrelated companies:
Due May 30, 2007	$192,198	$190,365
Due May 8, 2007 (subsequently repaid on its due date)	1,034,367	1,024,498
Due June 21, 2007	1,292,959	1,280,623
Due August 31, 2007	775,775	768,374
Due December 30, 2007, interest charged at 9.00% per annum	646,479	640,311
Due January 15, 2007 (subsequently repaid on its due date)	-	133,185
Due April 5, 2007, interest charged at 5.58% per annum (subsequently repaid on its due date)	323,240	320,156
Due April 20, 2007, interest charged at 5.58% per annum (subsequently repaid on its due date)	323,240	320,156
Due November 30, 2007, interest charged at 5.85% per annum	517,183	512,249
Due December 31, 2007, guaranteed by Donghong Taisheng Co., Ltd	258,592	256,125
Due August 28, 2007, interest charged at 6.40% per annum, guaranteed by Ge Xiaohu	646,478	640,310
Total notes payable	6,010,511	6,086,352

Total short-term debt	$23,109,888	$23,915,452

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

17.

SHORT –TERM DEBT (CONTINUED)

All the notes payable are subject to bank charges of 0.05% of the principal as a commission on each loan transaction. Bank charges for notes payable were $3,005 and $420 for three months ended March 31, 2007 and 2006, respectively.

Restricted cash of $2,002,340 is held as collateral for the following notes payable at March, 31, 2007:

Due May 30, 2007	$192,198
Due May 8, 2007	1,034,367
Due June 21, 2007	1,292,959
Total	$2,519,524

18.

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

Income tax benefit (expense) for the three months ended March 31, 2007 and 2006 are summarized as follows:

	For the Three Months Ended March 31, (Unauditetd)
	2007	2006
Current:
Provision for State Corporation Income Tax	$(48,557)	$(104,603)
Provision for Local Corporation Income Tax	(4,855)	(10,460)
	(53,412)	(115,063)
Deferred:
Provision for State Corporation Income Tax	109,311	16,291
Provision for Local Corporation Income Tax	$10,931	$1,629
	120,242	17,920

Income tax benefit (expense)	$66,830	$(97,143)

The Company’s income tax benefit (expense) differs from the “expected” tax benefit (expense) for the three months ended March 31, 2007 and 2006 (computed by applying the CIT rate of 26.4 percent to (loss) income before income taxes) as follows:

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

18.

INCOME TAXES (CONTINUED)

	For the Three Months Ended March 31, (Unauditetd)
	2007	2006

Computed “expected” benefit (expense)	$46,795	$(47,118)
Effect of tax rates difference among subsidiaries	(107,884)	(112,439)
Valuation allowance	(5,089)	(29,076)
Time difference	-	17,920
Tax exemptions	133,008	73,570

Income tax benefit (expense)	$66,830	$(97,143)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007 (Unaudited)	December 31, 2006
Deferred tax assets:
Current portion:
Consulting and audit expenses	$105,564	$105,564
Selling and distribution expenses	167,040	102,404
Bad debt provision	49,677	41,949
Other	43,167	45,797
Subtotal	365,448	295,714

Non-current portion:
Depreciation	71,032	65,416
Impairment and amortization	51,271	41,502
Bad debt provision	24,299	24,299
Pre-operating expenses	12,546	12,546
Research and development costs	281,453	281,453
Other	42,307	42,307
Less: Valuation allowance	(16,390)	(11,301)
Subtotal	466,518	456,222

Total deferred tax assets	831,966	751,936

Deferred tax liabilities:
Current portion:
Sales cut-off	63,136	134,954
Unrealized gains from marketable securities	30,710	30,710
Other	15,649	7,180
Subtotal	109,495	172,844

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

18.

INCOME TAXES (CONTINUED)

Non-current portion:
Subsidy income	192,105	192,105
Depreciation	36,536	28,963
Research and development costs	35,315	35,315
Government grant	58,841	58,841
Other	37,131	35,274
Intangible assets of acquisition	580,805	567,032
Subtotal	940,733	917,530

Total deferred tax liabilities	1,050,228	1,090,374

Net deferred liabilities	$(218,262)	$(338,438)

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

The VAT payable of $111,217 and $301,103 at and March 31, 2007 and December 31, 2006, respectively, are included in other payables and accrued expenses in the accompanying condensed consolidated balance sheets.

19.

MARKETABLE SECURITIES

The Company purchased an investment fund at a cost of $256,125 on September 6, 2006. The fair market value of the fund as of December 31, 2006 was $362,758. The difference between the market value and the cost of $106,633 was recognized as other comprehensive income at December 31, 2006, and was included as a separate component of shareholders’ equity for year then ended.  The securities were classified as available-for-sale.

On January 28, 2007, the Company sold the marketable securities for $374,751 resulting in a gain of $118,626 which was included in the condensed consolidated statement of income (loss) and comprehensive income for the three months ended March 31, 2007.

20.

COMMITMENTS AND CONTINGENCIES

(a) Lease Commitment

The Company occupies plant and office space leased from third parties.  Accordingly, for the three months ended March 31, 2007 and 2006, the Company recognized rental expense for these spaces of $187,836 and $84,539 respectively.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

20.

COMMITMENTS AND CONTINGENCIES

(CONTINUED)

As of March 31, 2007, the Company has outstanding commitments with respect to non-cancelable operating leases for real estate, which fall due as follows:

Period Ending March 31,	Amount
2007	$112,941
2008	145,158
2009	140,504
2010	140,504
2011	124,988
Thereafter	65,369
Total	$729,464

(b) Capital Commitment

As of March 31, 2007, the Company has outstanding commitments with respect to non-cancelable long term investment, which fall due as follows:

Period Ending March 31	Amount
2007	$8,376

As of March 31, 2007, the Company has outstanding commitments with respect to non-cancelable land use right transfer, which fall due as follows:

Period Ending March 31,	Amount
2007	$39,238

(c) Contingencies

In 2006, the Company brought a legal action against Jiangxi Pharmaceutical Co., Ltd. and Hainan Licheng Pharmaceuticals Co., Ltd. for their infringement upon the patent of Etimicin transfusion. As the plaintiff, the Company has claimed compensation of approximately $38,590 for the infringement. According to the judge’s report from the local court in Haikou, PRC, on December 30, 2006, the Company won the lawsuit and Jiangxi Pharmaceutical Co., Ltd. and Hainan Licheng Pharmaceuticals Co., Ltd. will be required to pay $38,590 as compensation to the Company. However, Jiangxi Pharmaceutical Co., Ltd. and Hainan Licheng Pharmaceuticals Co., Ltd. appealed the ruling to a higher level court and the Company has not received the compensation as of May 11, 2007.  Considering the uncertainties of the legal proceeding, the Company did not record a contingent gain for this at March 31, 2007.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

20.

COMMITMENTS AND CONTINGENCIES

(CONTINUED)

In December of 2005, the Company sued Hainan Haomai Pharmaceutical Co., Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. for their infringement upon the patent of Etimicin transfusion. As the plaintiff, the Company has claimed compensation of approximately $38,590 for the infringement. According to the judge’s report from the local court in Haikou, PRC, on January 18, 2007, the Company won the lawsuit and Hainan Haomai Pharmaceutical Co., Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. will pay $38,590 as compensation for the infringement.  However, Hainan Haomai Pharmaceutical Co., Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. appealed the ruling to a higher level court and the Company has not received the compensation as of May 11, 2007.  Considering the uncertainties of the legal proceeding, the Company did not record a contingent gain for this at March 31, 2007.

In January 2007, the Company was sued by Jiangying Xinqiao Construction Co., Ltd for an overdue construction payment of $243,318. The local judge held a court in April, 2007.  The Company believes the claim is without merit and plans to vigorously contend the claim. As such, there is no contingent accrual at March 31, 2007.

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

For the three months ended March 31, 2007, management of the Company provided a reserve on its accounts receivable to reflect management’s expectation on the collectibility of aged accounts receivable. Management’s estimation of the reserve on accounts receivable at March 31, 2007 was based on the current facts that there are aged accounts receivable. Management has assessed the customers’ ability to continue to pay the outstanding invoices timely, and whether their financial position will deteriorate significantly in the future which would result in their inability to pay their debts to the Company.

For the first quarter ended March 31, 2007, the Company had made no impairments for Long-lived assets. Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company also periodically evaluates the amortization periods of its depreciable assets to determine whether subsequent events and circumstances warrant revised estimates of the useful lives.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities −− Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159, which becomes effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair-value option will have a material effect on the results or operations or consolidated financial position.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2007 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

The following table sets forth selected statements of income data as a percentage of revenues for the three months indicated.

	Three months Ended March 31,
	2007	2006

Revenues	100.00%	100.00%
Cost of goods sold	(56.13)%	(55.95)%
Gross margin	43.87%	44.05%
Research and development	(2.50)%	(0.03)%
Selling and distribution	(18.66)%	(31.52)%
General and administrative	(22.21)%	(12.14)%
Other income (expense)	(3.86)%	2.99%
Income taxes	1.26%	(1.82)%
Minority interests	(0.94)%	(1.25)%
Net income	(3.03)%	0.27%

Revenues, Cost of Goods Sold and Gross Profit

Revenues for the three months ended March 31, 2007 were $5,296,176 a decrease of $35,651 from $5,331,827 for the three months ended March 31, 2006. Compared to the first quarter of 2006, the decrease in sales revenues from our group of companies engaging in the production of different types of Etimicin for the first quarter of 2007 and 2006 were as follows:

	Three months ended March 31,
Companies	2007	2006	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co., Ltd (“Hangzhou Aida”) specializes in the production of Etimicin powder	$1,222,032	$1,332,506	$(110,474)

Hainan Aike pharmaceutical Co., Ltd (“Aike”) specializes in the production of Etimicin transfusion	3,029,469	3,063,184	(33,715)

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”) specializes in the production of Etimicin injection	1,044,675	936,137	108,538

TOTAL	$5,296,176	$5,331,827	$(35,651)

For the three months ended March 31, 2007, the sales of Hangzhou Aida decreased by $110,474 or 8.29% as compared to the same period of 2006. The decrease is mainly attributable to a decrease in sales of Etimicin powder product, “Aida” in Shanghai.

For the three months ended March 31, 2007, the sales of Hainan Aike decreased by $33,715 or 1.10% as compared to the same period of 2006. The decrease in sales can mainly be accounted for the slight decrease in sales of the Etimicin transfusion product, “Aiyi”.

For the three months ended March 31, 2007, the sales of Fangyuan increased by $108,538 or 11.59% as compared to the same period of 2006. The increase in sales is the result of the intense marketing and promotion programs of the Etimicin injection product, “Chuangcheng”.

The cost of goods sold for the first quarter ended March 31, 2007 was $2,972,516 a decrease of $10,598 from $2,983,114 for the year 2006. The increase in cost of goods sold can be analyzed as follows:

	Three months ended March 31,
Companies	2007	2006	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co., Ltd. (“Hangzhou Aida”) specializes in the production of Etimicin powder	$364,001	$382,950	$(18,949)

Hainan Aike pharmaceutical Co., Ltd. (“Aike”) specializes in the production of Etimicin transfusion	1,760,800	1,785,339	(24,539)

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”) specializes in the production of Etimicin injection	847,715	814,825	32,890

TOTAL	$2,972,516	$2,983,114	$(10,598)

The cost of goods sold of Hangzhou Aida for the three months ended March 31, 2007 decreased by $18,949, or 4.95% compared to $382,950 for the same period in 2006. The decrease in the cost of goods sold can mainly be accounted for by a decrease in sales by 8.29%.

The cost of goods sold of Aike for the three months ended March 31, 2007 decreased by $24,539, or 1.37% compared to for the same period in 2006. The increase can mainly be explained by the decrease in sales.

The cost of goods sold of Fangyuan for the three months ended March 31, 2007 increased by $32,890, compared to $814,825 for the same period in 2006.The increase is mainly due to the increase in sales.

Compared to the three months ended March 31, 2006, the percentage gross profit margin for our Company decreased from 44.05% to 43.87% for the first quarter ended March 31, 2007.

Research and Developments

Compared with research and development cost of $1,600 for the first three months of 2006, research and development cost was $132,198 for the same period in 2007 representing cost incurred for the clinical trials for Rh-Apo2l by Qiaer.

Selling and Distribution

Selling and distribution expenses decreased from $1,680,669 for the three months ended March 31, 2006 to $988,101 for the same period this year, or a 41.21% decrease. Compared to the same period in 2006, our decrease in the expenses was because of the following:

	Three months ended March 31,
Breakdown of Expenses	2007	2006	Increase/ (Decrease)

Traveling expenses	$386,021	$487,849	$(101,828)
Sale commissions	26,732	217,376	(190,644)
Office expenses	233,835	224,165	9,670
Payroll	67,940	94,424	(26,484)
Conference fees	38,386	69,188	(30,802)
Rent	9,007	68,136	(59,129)
Entertainment	79,802	53,087	26,715
Other expenses	143,268	220,208	(76,940)
Advertising expenses	3,110	246,236	(243,126)

TOTAL	$988,101	$1,680,669	$(692,568)

For the three months ended March 31, 2007 traveling expenses decreased by $101,828, compared with the same period last year. The decrease was mainly explained that the Company controlled the traveling expenses by effective administration.

The sales commissions for the three months ended March 31, 2007 decreased by $190,644, compared to $217,376 for the same period last year. The decrease was due to the decrease in the sales with commissions for Fangyuan.

For the three months ended March 31, 2007 advertising expenses decreased by $243,126, compared with the same period last year. The decrease was mainly explained that the Company reduced the advertisement greatly in the first quarter this year.

General and Administrative

General and administrative expenses increased from $647,210 for the three months ended March 31, 2006 to $1,176,049 for the same period this year, representing a 81.71% increase. The details of general and administrative expenses for the three months ended March 31, 2007 and 2006 were as follows:

	Three months ended March 31,
Breakdown of Expenses	2007	2006	Increase/ (Decrease)

Traveling expenses	$38,683	$63,216	$(24,533)
Office expenses	54,949	27,660	27,289
Payroll	216,356	117,810	98,546
Conference fees	6,172	0	6,172
Labor union & education & staff welfare	295,898	84,878	211,020
Amortization of intangible assets	159,449	124,089	35,360
Consultancy fees	115,163	77,407	37,756
Entertainment	73,415	36,287	37,128
Other expenses	124,537	24,752	99,785
Depreciation	86,755	56,241	30,514
Social compensation	4,672	34,870	(30,198)

TOTAL	$1,176,049	$647,210	$528,839

The labor union expenses & education expenses & staff welfare of $295,898 for the three months ended March 31, 2007 increased by $211,020 from $84,878 for the same period last year. The increase was explained by the increase both in the payroll per staff and in the staff numbers. And the payroll expenses of $216,356 for the first quarter this year increased by $98,546 from $117,810 for the same period last year.

The consultancy which the Company pays consultants for their consultation service increased from $77,407 for the three months ended March 31, 2006 to $115,163 for the same period this year. The increase was mainly attributable to the increase in the consultancy fees of $40,143 from Hangzhou Aida.

Amortization of intangible assets of $159,449 for the three months ended March 31, 2007 increased by $35,360 from $124,089 for the same period last year. The increase was explained by that the increase in amortization of intangible assets of $59,399 occurred by Qiaer.

Other Income (Expenses)

Other income (expenses) decreased from $159,243 for the three months ended March 31, 2006 to $(204,567) for the same period this year. The other income (expenses) for the three months Ended March 31, 2007 and 2006 were as follows:

	Three months Ended March 31,
Breakdown of other income/(expenses)	2007	2006	Increase/ (Decrease)

Interest expense, net	$(342,948)	$(269,605)	$(73,343)
Government grants	49,723	459,993	(410,270)
Gain on sale of marketable securities	118,626	-	118,626
Other (loss) income, net	(29,968)	(31,145)	1,177

TOTAL	$(204,567)	$159,243	$(363,810)

Interest expense for the three months ended March 31, 2007 increased by $73,343 from $269,605 for the same period last year. The increase is mainly due to an increase in the interest for the short-term borrowings.

Government grants for the three months ended March 31, 2007 represented subsidies from the government was $49,723, as compared to $459,993 for the same period last year.

Gain on sale of marketable securities for the three months ended March 31, 2007 represented income from Chinese securities investment and no such income was incurred for the first quarter last year.

Income Tax

Income tax benefit (expense) was $66,830 for the three months ended March 31, 2007, as compared to income tax expense of $(97,143) for the same period last year.

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

In accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. Since Hangzhou Aida Pharmaceutical Co., Ltd has been a foreign investment company since 2004, so we are entitled to a 50% tax reduction in 2007.

Net Income (Loss)

In the first three months of 2007, our net income decreased by $174,740 to a net loss of $(160,204) from $14,536 in the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance decreased by $1,186,102 to $4,930,714 as of March 31, 2007, as compared to $6,116,816 as of December 31, 2006. The decrease was mainly attributable to cash out flow of investing and financing activities of $4,131,303 and $727,612, respectively, an increase in inventories of $411,727 and our decrease in accounts payable and other payables and accrued liabilities of $811,377 and $257,024 respectively. The decrease in cash flow was partially offset by a decrease in accounts receivable of $4,303,968. The net cash flow was a deficit $(1,186,102) for first quarter this year.

Our cash flow provided by operations amounted to $3,397,447 for the three months ended March 31, 2007, compared to $405,158 for the same period last year.

Our cash flow used in investing activities amounted to $4,131,303 of which $3,886,201 was used for the issuance of notes receivable. The Company invested $274,144 and $583,356 in the purchases of plant and equipment and deposit for long term investment respectively.

The net cash used in financing activities amounted to $727,612 of which $2,098,523 was used for the repayments of short-term debt.

At March 31, 2007, the Company had short-term debt of $23,109,888 of which $17,099,377 was short-term bank borrowings and the remaining $6,010,511 represented notes payable to unrelated parties. The interest for the short-term borrowings varied from 5.3625% to 8.37% per annum whereas the notes payable to unrelated parties is interest free. The Company believes that the cash generated from normal operation will be sufficient to pay off its liabilities as the short-term borrowings and commitments fall due.

Working Capital

Our working capital deficiency increased by $414,378 to $(6,163,309) at March 31, 2007, as compared to $(5,748,931) at December 31, 2006. The increase in working capital deficiency at March 31, 2007 was mainly attributable to our decrease in accounts receivable of $4,334,772 and cash and cash equivalents of $1,186,102 and an increase in customer deposits of $432,420 offset by an increase in notes receivable of $3,341,091 and a decrease in accounts payable of $811,377.

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

Item 3.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Quarterly Report for the period ended March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b)

Changes in Internal Controls.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected or is reasonably likely to affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In 2006, the Company brought a legal action against Jiangxi Pharmaceutical Co., Ltd. and Hainan Licheng Pharmaceuticals Co., Ltd. for their infringement upon the patent of Etimicin transfusion. As the plaintiff, the Company has claimed compensation of approximately $38,590 for the infringement. According to the judge’s report from the local court in Haikou, PRC, on December 30, 2006, the Company won the lawsuit and Hainan Haomai Pharmaceutical Co. Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. will be required to pay $38,590 as compensation to the Company. However, Jiangxi Pharmaceutical Co., Ltd. and Hainan Licheng Pharmaceuticals Co., Ltd. appealed the ruling to a higher level court and the Company has not received the compensation as of May 11, 2007.

In December of 2005, the Company sued  Hainan Haomai Pharmaceutical Co., Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. for their infringement upon the patent of Etimicin transfusion. As the plaintiff, the Company has claimed compensation of approximately $38,590 for the infringement. According to the judge’s report from the local court in Haikou, PRC, on January 18, 2007, the Company won the lawsuit and Hainan Haomai Pharmaceutical Co., Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. will pay $38,590 as compensation for the infringement.  However, Hainan Haomai Pharmaceutical Co., Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. appealed the ruling to a higher level court and the Company has not received the compensation as of May 11, 2007.

In January 2007, the Company was sued by Jiangying Xinqiao Construction Co., Ltd for an overdue construction payment of $243,318. The Company believes the claim is without merit and plans to vigorously contend the claim. The local judge has been held a court in April, 2007.  The Company believes the claim is without merit and plans to vigorously contend the claim. As such, there is no contingent accrual at March 31, 2007.

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K.

No Reports on Form 8-K

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

 AIDA PHARMACEUTICALS, INC.

Date: May 14, 2007

/s/ Biao Jin

Mr. Biao Jin

Chief Executive Officer

Date: May 14, 2007

/s/ Hui Lin

Ms. Hui Lin

Chief Financial Officer