Form 10QSB
period 2007-06-30
AIDA PHARMACEUTICALS INC
filed 2007-08-14
CIK 1220286

OMB APPROVAL OMB Number: 3235-0416 Expires: April 30, 2010 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

 (Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 10, 2007, there were 27,000,000 shares of $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

AIDA PHARMACEUTICALS, INC.

INDEX

		Page
PART I.	Financial Information	3

Item 1. Financial Statements ( Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2007 (Unaudited) and

December 31, 2006

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income

(Loss) for the Three and Six Months Ended June 30, 2007 and 2006 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June

30, 2007 and 2006 (Unaudited)

Notes to Condensed Consolidated Financial Statements as of June 30, 2007

(Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of

Operation

Item 3.  Controls and Procedures

		3 4 5 6 8 22 36
PART II.

Other Information

Item 1. Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

		36 36 36 36 37 37 37
	Signatures	38

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

AIDA PHARMACEUTICAL, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2007 (Unaudited)	December 31, 2006
CURRENT ASSETS
Cash and cash equivalents	$9,616,389	$6,116,816
Restricted cash	1,627,975	1,983,237
Accounts receivable, net of allowance for doubtful accounts of $651,231 and $639,208 as of June 30, 2007 and December 31, 2006, respectively	10,057,491	13,777,571
Notes receivable, net of discount of $31,889 and $70,717 as of June 30, 2007 and December 31, 2006, respectively	3,800,671	2,714,234
Inventories	3,950,253	2,806,945
Due from related parties	85,591	41,462
Deferred taxes	397,442	295,714
Other receivables, prepaid expenses, and other assets	178,178	146,694
Marketable securities	-	362,758
Due from employees	1,114,022	264,182
Prepayments for goods	231,160	118,327
Total current assets	31,059,172	28,627,940

Plant and equipment, net	14,114,900	13,977,611
Land use rights, net	3,803,110	3,747,225
Construction in progress	113,861	28,430
Patents, net	5,614,793	5,724,000
Long-term investments	295,749	295,749
Deposits	2,359,923	953,267
Deferred taxes	454,176	456,222
Total long-term assets	26,756,512	25,182,504

TOTAL ASSETS	$57,815,684	$53,810,444

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,084,975	$3,332,174
Other payables and accrued liabilities	1,669,835	2,150,079
Advance for research and development	187,438	251,050
Short-term debt	28,403,497	23,915,452
Current portion of long-term debt	3,717,380	3,717,380
Due to related parties	27,063	27,063
Taxes payable	84,853	352,998
Customer deposits	1,049,936	335,391
Due to employees	357,172	122,440
Deferred taxes	85,145	172,844
Total current liabilities	37,667,294	34,376,871

LONG-TERM LIABILITIES
Notes payable	1,920,934	1,920,934
Advance for research and development	1,045,151	1,065,478
Deferred taxes	971,950	917,530
Minority interests	5,619,660	5,177,413
Total long-term liabilities	9,557,695	9,081,355

TOTAL LIABILITIES	47,224,989	43,458,226

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 27,000,000 shares issued and outstanding at June 30, 2007 and December 31, 2006	27,000	27,000
Additional paid-in capital	5,204,352	5,204,352
Retained earnings (the restricted portion is $998,149 at June 30, 2007 and December 31, 2006)	4,412,427	4,590,079
Accumulated other comprehensive income	946,916	530,787

Total shareholders’ equity	10,590,695	10,352,218
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,815,684	$53,810,444

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS

 OF INCOME (LOSS) AND COMPREHENSIVE INCOME

(UNAUDITED)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006

REVENUES, NET	$6,419,476	$7,284,888	$11,725,403	$12,599,694

COST OF GOODS SOLD	(3,605,286)	(3,579,700)	(6,583,264)	(6,554,934)

GROSS PROFIT	2,814,190	3,705,188	5,142,139	6,044,760

Selling and distribution	1,140,702	1,863,507	2,130,896	3,540,243

General and administrative	824,866	939,536	2,005,960	1,586,281

Research and development	36,914	-	169,951	-

INCOME FROM OPERATIONS	811,708	902,145	835,332	918,236

OTHER INCOME (EXPENSES)

Interest expense, net	(372,716)	(384,500)	(716,503)	(653,191)

Government grants	-	43,124	50,106	503,587

Investment income	-	12,490	-	12,490

Gain on sale of marketable securities	-	-	119,538	-

Other (loss) income, net	(89,527)	31,403	(119,294)	71

INCOME BEFORE INCOME TAXES	349,465	604,662	169,179	781,193

INCOME TAXES	(107,691)	(130,270)	(39,826)	(227,110)

INCOME BEFORE MINORITY INTERESTS	241,774	474,392	129,353	554,083

MINORITY INTERESTS	(258,089)	(75,504)	(307,005)	(142,141)

NET (LOSS) INCOME	(16,315)	398,888	(177,652)	411,942

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	521,628	22,918	522,761	90,151

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES	521,628	22,918	522,761	90,151

INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME	(137,710)	(7,563)	(138,009)	(29,750)

OTHER COMPREHENSIVE INCOME , NET OF INCOME TAXES	383,918	15,355	384,752	60,401

COMPREHENSIVE INCOME	$367,603	$414,243	$207,100	$472,343

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	27,000,000	25,000,000	27,000,000	25,000,000

NET (LOSS) INCOME PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$0.02	$(0.01)	$0.02

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	For the Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(177,652)	$411,942
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	918,458	810,053
Provision for doubtful accounts	12,023	-
Amortization of discount on notes receivable	(42,544)	-
Loss of disposal of fixed assets	-	231
Amortization of deferred compensation	-	45,833
Deferred taxes	(132,961)	102,527
Gain on sale of marketable securities	(119,539)	-
Gain on disposal of discontinued operation	-	(12,490)
Minority interests’ share of net income	307,005	142,140

Changes in operating assets and liabilities:

(Increase) Decrease In:
Accounts receivable	3,708,056	(362,495)
Inventories	(1,143,308)	(629,974)
Other receivables, prepaid expenses, and other assets	(31,484)	(53)
Prepayments for goods	(112,832)	(63,740)

Increase (Decrease) In:
Accounts payable	(1,247,197)	1,502,800
Other payables and accrued liabilities	(482,095)	(295,554)
Advance for research and development	(83,939)	-
Due to employees	234,732	(280,824)
Taxes payable	(268,145)	78,409
Customer deposits	714,545	(208,306)
Net cash provided by operating activities	2,053,123	1,240,499

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	355,262	(87,709)
Purchases of plant and equipment	(392,978)	(164,021)
Purchases of construction in progress	(85,431)	(13,950)
Cash received from sale of plant and equipment	-	819
Purchase of land use right	-	(394,169)
Deposit for land use right	-	(986,915)
Deposit for long term investment	(539,970)	(499,749)
Deposit for plant and equipment	(1,086,669)	(7,880)
Deposit for patent	-	(125,069)
Repayment of notes receivable	1,217,964	393,479
Issuance of notes receivable	(2,261,857)	-
Due from related parties	-	(1,075,350)
Due from employees	(849,841)	(123,638)
Proceeds from sale of marketable securities	375,663	137,559
Proceeds from disposal of patent	99,796	-
Purchase of investment	-	(187,603)
Net cash used in investing activities	(3,168,061)	(3,134,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	20,754,624	4,341,076
Repayments of short-term debt	(16,266,580)	-
Proceeds from long-term debt	-	34,684
Advances from related parties	78,521	157,262
Repayment of advances to related parties	(122,649)
Net cash provided by financing activities	4,443,916	4,533,022

INCREASE IN CASH AND CASH EQUIVALENTS	3,328,978	2,639,325

Effect of exchange rate changes on cash	170,595	(84,425)
Cash and cash equivalents at beginning of period	6,116,816	3,129,450

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,616,389	$5,684,350

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$444,952	$79,533
Interest paid	$627,748	$671,098

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

SUPPLEMENTAL NON-CASH INVESTING DISCLOSURES:

1. During the six months ended June 30, 2007 and 2006, $44,822 and $274,229 was transferred from deposits to patents.

2. During the six months ended June 30, 2007 and 2006, $100,264 and $0 was transferred from deposits to plant and equipment.

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

4.

CONCENTRATIONS

The Company has major customers who accounted for the following percentages of total sales and total accounts receivable in 2007 and 2006:

	Sales
Major Customers	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006	Accounts Receivable
			June 30, 2007	December 31, 2006

Company A	-	15%	-	30%
Company B	-	8%	-	2%
Company C	-	6%	-	2%
Company D	-	5%	-	30%
Company E	25%	-	31%	-
Company F	5%	-	3%	-
Company G	2%	-	1%	-

The Company has major suppliers who accounted for the following percentages of total purchases and total accounts payable in 2007 and 2006:

	Purchases
Major Suppliers	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006	Accounts Payable
			June 30, 2007	December 31, 2006

Company H	11%	11%	6%	7%
Company I	9%	7%	5%	3%

The sole market of the Company is the PRC for the periods ended June 30, 2007 and 2006.

Of the total revenue for the six months ended June 30, 2007 and 2006, 69% and 47% was fully dependent on the patent for Etimicin Sulfate owned by the Company.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

	June 30, 2007	December 31, 2006
Period end RMB: US$ exchange rate	7.6155	7.8087
Average period RMB: US$ exchange rate	7.7121	7.9395

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

8.

EARNINGS (LOSS) PER SHARE

Basic earning (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the periods. Diluted earning (loss) per share is computed similar to basic earning (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive securities outstanding for the periods presented.

9.

ADOPTION OF NEW ACCOUNTING POLICY

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of FASB statement No. 109, Accounting for Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2007, the Company does not have a liability for unrecognized tax benefits.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

9.

ADOPTION OF NEW ACCOUNTING POLICY (CONTINUED)

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2005. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of June 30, 2007 the Company was not aware of any pending income tax examinations by China tax authorities.  The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

10.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities −− Including an amendment of FASB Statement No. 115 (“FAS 159”).  FAS 159, which becomes effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair value option will have a material effect on the results or operations or consolidated financial position.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

11.

NOTES RECEIVABLE

Notes receivable consist of the following:

Notes receivable from unrelated companies:
	June 30, 2007 (Unaudited)	December 31, 2006

Due January 30, 2007 (subsequently settled)	$-	$256,125
Due January 31, 2007 (subsequently settled)	-	502,366
Due January 31, 2007 (subsequently settled)	-	14,189
Due April 30, 2007 (subsequently settled)	-	-
Due August 31, 2007	7,879	12,806
Due September 15, 2007, interest at 5.58% per annum	1,868,677	-
Due September 20, 2007	12,093	487,242
Due October 31, 2007	590,705	576,280
Due November 11, 2007	393,803	384,187
Due November 30, 2007	131,269	128,062
Due December 1, 2007	23,890	23,299
Due December 1, 2007	7,280	7,100
Due December 2, 2007	393,803	64,032
Due December 14, 2007	337,505	329,263
Due December 15, 2007, interest at 6% per annum	65,656	-
Subtotal	3,832,560	2,784,951
Less: Discount	31,889	70,717
Total notes receivable, net	$3,800,671	$2,714,234

Notes receivable are unsecured.

In 2007, an interest-free note was provided to a company for its assistance in research and development activities. The Company recorded research and development expense and a discount on the notes receivable of $3,716 based on the present value of the notes receivable using a 6% discount rate.

For the six months ended June 30, 2007 and 2006, $42,544 and $0 of interest income was recognized in the accompanying condensed consolidated statements of income (loss) from the amortization of the discount.

12.

INVENTORIES

Inventories consist of the following:

	June 30, 2007 (Unaudited)	December 31, 2006

Raw materials	$1,325,480	$1,712,850
Work-in-progress	1,271,014	500,997
Finished goods	1,353,759	593,098
Total	$3,950,253	$2,806,945

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

13.

PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	June 30, 2007 (Unaudited)	December 31, 2006
At cost:
Buildings	$9,232,804	$8,944,313
Machinery	9,763,941	9,206,036
Motor vehicles	761,531	742,689
Office equipment	801,535	668,428
Leasehold improvements	457,230	455,356
	21,017,041	20,016,822
Less: Accumulated depreciation
Buildings	1,500,201	880,647
Machinery	4,064,903	3,504,714
Motor vehicles	511,047	445,523
Office equipment	472,491	412,530
Leasehold improvements	353,499	795,797
	6,902,141	6,039,211
Plant and equipment, net	$14,114,900	$13,977,611

The net book value of buildings and machinery pledged for certain bank loans at June 30, 2007 and December 31, 2006 is $4,940,024 and $4,892,624, respectively.  Also see Note 17.

Depreciation expense for the six months ended June 30, 2007 and 2006 is $701,655 and $607,456, respectively.

14.

LAND USE RIGHTS

	June 30, 2007 (Unaudited)	December 31, 2006

Cost	$4,039,958	$3,945,385
Less: Accumulated amortization	236,848	198,160
Land use rights, net	$3,803,110	$3,747,225

Amortization expense for six months ended June 30, 2007 and 2006 is $38,688 and $20,627 respectively.

Amortization expense for the next five years and thereafter is as follows:

2007 within one year	$39,179
2008	78,357
2009	78,357
2010	78,357
2011	78,357
Thereafter	3,450,503
Total	$3,803,110

The net book value of the land use right pledged for certain bank loans at June 30, 2007 and December 31, 2006 is $1,196,758 and $1,572,139, respectively.  Also see Note 17.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

15.

PATENTS

	June 30, 2007 (Unaudited)	December 31, 2006

Cost	$6,515,476	$6,446,568
Less: Accumulated amortization	900,683	722,568
Patents, net	$5,614,793	$5,724,000

Amortization expense for six months ended June 30, 2007 and 2006 is $178,115 and $68,812, respectively.

Amortization expense for the next five years and thereafter is as follows:

2007 within one year	168,607
2008	362,841
2009	302,548
2010	299,683
2011	297,311
Thereafter	4,183,803
Total	$5,614,793

16.

DEPOSITS

Deposits consist of the following:

	June 30, 2007 (Unaudited)	December 31, 2006

Patent	$581,501	$703,702
Plant and equipment	1,086,669	97,783
Long-term investment	691,753	151,782
Total	$2,359,923	$953,267

During the six months ended June 30, 2007, the Company paid $1,086,669 as deposits to acquire certain equipment.   Deposits of $100,264 were transferred to plant and equipment in the first half of 2007.

During the six months ended June 30, 2007, a deposit of $44,822 was transferred to patent.

During the six months ended June 30, 2007, the Company paid $65,656 as deposit to establish a new company, Beijing Beimei Union Real Estate Development Co., Ltd. The total consideration for the investment is $1,313,120.

During the six months ended June 30, 2007, the Company paid $474,315, as deposit to acquire 55% of the outstanding shares of Jiangsu Microbial Research Institute.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

17.

SHORT –TERM DEBT

Short-term debt consists of the following:

Bank Loans:	June 30, 2007 (Unaudited)	December 31, 2006

Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 20, 2007, monthly interest only payments at 6.732% per annum, secured by assets owned by the Company. Also see Note 13.	$656,556	$640,311

Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 15, 2007, monthly interest only payments at 6.732% per annum, secured by assets owned by the Company. Also see Note 13.	820,695	800,389

Loans from Industrial and Commercial Bank of China Qingchun Branch, due July 26, 2007, monthly interest only payments at 6.435% per annum, secured by assets owned by the Company (subsequently repaid on its due date).	919,178	896,436

Loans from Industrial and Commercial Bank of China Qingchun Branch, due June 6, 2007, monthly interest only payments at 6.435% per annum, secured by assets owned by the Company (subsequently repaid on its due date).	-	1,280,623

Loans from Industrial and Commercial Bank of China Qingchun Branch, due June 27, 2007, monthly interest only payments at 6.435% per annum, secured by assets owned by the Company (subsequently repaid on its due date).	-	768,374

Loan from Bank of Communication Qingchun Branch, due June 5, 2007 monthly interest only payments at 6.435% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd (subsequently repaid on its due date).	-	1,290,623

Loan from Bank of Communication Qingchun Branch, due June 19, 2007 monthly interest only payments at 6.435% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd (subsequently repaid on its due date).	-	1,290,623

Loan from Hangzhou Commercial Bank Gaoxin Branch due February 27, 2007, monthly interest only payments at 5.3625% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd (subsequently repaid on its due date).	-	1,290,623

Loan from Hangzhou Commercial Bank Gaoxin Branch due February 1, 2008, monthly interest only payments at 5.6100% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	1,313,111	-

Loan from Bank of China Kaiyuan Branch due May 8, 2007, monthly interest only payments at 6.7275% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd (subsequently repaid on its due date).	-	1,034,498

Loan from Bank of China Kaiyuan Branch due May 16, 2007, monthly interest only payments at 6.7275% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd (subsequently repaid on its due date).	-	650,311

Loan from Bank of China Kaiyuan Branch due April 17, 2007, monthly interest only payments at 6.417% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd (subsequently repaid on its due date).	-	2,187,059

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

17.

SHORT –TERM DEBT (CONTINUED)

	June 30, 2007 (Unaudited)	December 31, 2006

Loan from Huaxia Bank Wenhui Branch due April 3, 2007, monthly interest only payments at 6.417% per annum, guaranteed by Ningbo Tianheng Co., Ltd (subsequently repaid on its due date).	-	778,374

Loans from Industrial and Commercial Bank of China Qingtai Branch, due August 4, 2007, monthly interest only payments at 6.138% per annum, guaranteed by Hangzhou Jinou Group (subsequently repaid on its due date).	1,313,111	1,290,623

Loan from Bank of Communication Qingchun Branch, due March 29, 2008 monthly interest only payments at 6.7095% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd.	3,282,779	-

Loan from Bank of Communication Qingchun Branch, due June 5, 2008 monthly interest only payments at 6.8985% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd.	1,313,111	-

Loan from Bank of Communication Qingchun Branch, due June 18, 2008 monthly interest only payments at 6.8985% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd.	1,313,111	-

Loan from Bank of China Kaiyuan Branch due April 27, 2008, monthly interest only payments at 7.3485% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	1,313,111	-

Loan from Bank of China Kaiyuan Branch due May 16, 2008, monthly interest only payments at 7.3485% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	656,556	-

Loan from Bank of China Kaiyuan Branch due May 9, 2008, monthly interest only payments at 7.3485% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	1,969,667	-

Loan from Evergrowing Bank Hangzhou Branch due June 4, 2008, monthly interest only payments at 7.3485% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	1,969,667	-

Loans from Industrial and Commercial Bank of China Qingchun Branch, due June 6, 2008, monthly interest only payments at 7.2270% per annum, secured by assets owned by the Company. Also see Note 13.	1,313,111	-

Loans from Industrial and Commercial Bank of China Qingchun Branch, due June 18, 2008, monthly interest only payments at 7.2270% per annum, secured by assets owned by the Company. Also see Note 13.	787,867	-

Loan from China Development Bank Haikou Branch, due December 21, 2007 and monthly interest only payments at 6.138% per annum, guaranteed by Haikou Assure Investment Ltd.	393,933	394,187

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

17.

SHORT –TERM DEBT (CONTINUED)

	June 30, 2007 (Unaudited)	December31, 2006
Loans from Changzhou Commercial Bank, due June 20, 2007, monthly interest only payments at 8.37% per annum, secured by assets owned by the Company (subsequently repaid on its due date).	-	1,822,081

Loans from Changzhou Commercial Bank, due June 20, 2007, monthly interest only payments at 8.37% per annum, secured by assets owned by the Company (subsequently repaid on its due date).	-	1,143,351

Loans from Changzhou Commercial Bank, due May 18, 2007, monthly interest only payments at 8.37% per annum, guaranteed by Jiangyin Huilun Co. Ltd (subsequently repaid on its due date).	-	270,614

Loans from Changzhou Commercial Bank, due May 28, 2008, monthly interest only payments at 8.541% per annum, secured by assets owned by the Company. Also see Note 14.	1,858,053	-

Loans from Changzhou Commercial Bank, due May 28, 2008, monthly interest only payments at 8.541% per annum, secured by assets owned by the Company. Also see Note 14.	1,162,105	-

Total short-term bank loans	$22,355,722	$17,829,100

Notes payable:

Due May 30, 2007 (subsequently repaid on its due date)	$-	$190,365
Due May 8, 2007 (subsequently repaid on its due date)	-	1,024,498
Due June 21, 2007 (subsequently repaid on its due date)	-	1,280,623
Due August 31, 2007	787,867	768,374
Due December 30, 2007, interest at 9.00% per annum	656,556	640,311
Due January 15, 2007 (subsequently repaid on its due date)	-	133,185
Due April 5, 2007, interest at 5.58% per annum (subsequently repaid on its due date)	-	320,156
Due April 20, 2007, interest at 5.58% per annum (subsequently repaid on its due date)	-	320,156
Due November 30, 2007, interest at 5.85% per annum	525,244	512,249
Due December 31, 2007, guaranteed by Donghong Taisheng Co., Ltd	262,622	256,125
Due August 28, 2007, interest at 6.40% per annum, guaranteed by Ge Xiaohu	-	640,310
Due May 1, 2008, interest at 6% per annum	874,401	-
Due December 12, 2007,interest at 6.9084% per annum	656,556	-
Due December 12, 2007	1,313,111	-
Due December 19, 2007	194,209	-
Due December 19, 2007	120,653	-
Due April 20, 2008, interest at 5.58% per annum	328,278	-
Due November 30, 2008, interest at 5.85% per annum	328,278	-
Total notes payable	6,047,775	6,086,352

Total short-term debt	$28,403,497	$23,915,452

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

17.

SHORT –TERM DEBT (CONTINUED)

All the notes payable are subject to bank charges of 0.05% of the principal as a commission on each loan transaction. Bank charges for notes payable were $5,235 and $420 for six months ended June 30, 2007 and 2006, respectively.

Restricted cash of $1,627,975 is held as collateral for the following notes payable at June, 30, 2007:

Due December 19, 2007	$194,209
Due December 12, 2007	1,313,111
Due December 19, 2007	120,655
Total	$1,627,975

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

Income tax benefit (expense) for the six months ended June 30, 2007 and 2006 are summarized as follows:

	For the Six Months Ended June 30, (Unaudited)
	2007	2006
Current:
Provision for State Corporation Income Tax	$157,079	$113,256
Provision for Local Corporation Income Tax	15,708	11,326
	172,787	124,582
Deferred:
Provision for State Corporation Income Tax	(120,873)	93,207
Provision for Local Corporation Income Tax	(12,088)	9,321
	(132,961)	102,528

Income tax	$39,826	$227,110

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

18.

INCOME TAXES (CONTINUED)

The Company’s income tax benefit (expense) differs from the “expected” tax benefit (expense) for the six months ended June 30, 2007 and 2006 (computed by applying the CIT rate of 33 percent to (loss) income before income taxes) as follows:

	For the Six Months Ended June 30, (Unaudited)
	2007	2006

Computed “expected” expense	$55,829	$257,794
Valuation allowance	14,188	178,020
Time difference	132,961	(102,528)
Tax exemptions	(163,152)	(106,176)

Income tax benefit (expense)	$39,826	$227,110

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007 (Unaudited)	December 31, 2006
Deferred tax assets:
Current portion:
Consulting and audit expenses	$105,564	$105,564
Selling and distribution expenses	161,292	102,404
Bad debt provision	49,178	41,949
Other	81,408	45,797
Subtotal	397,442	295,714

Non-current portion:
Depreciation	80,912	65,416
Impairment and amortization	47,077	41,502
Bad debt provision	24,303	24,299
Pre-operating expenses	12,546	12,546
Research and development costs	281,453	281,453
Other	33,374	42,307
Less: Valuation allowance	(25,489)	(11,301)
Subtotal	454,176	456,222

Total deferred tax assets	851,618	751,936

Deferred tax liabilities:
Current portion:
Sales cut-off	$34,726	$134,954
Unrealized gains from marketable securities	30,710	30,710
Other	19,709	7,180
Subtotal	85,145	172,844

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

18.

INCOME TAXES (CONTINUED)

	June 30, 2007 (Unaudited)	December 31, 2006
Non-current portion:
Subsidy income	192,105	192,105
Depreciation	31,262	28,963
Research and development costs	35,197	35,315
Government grant	58,841	58,841
Other	37,830	35,274
Intangible assets of acquisition	616,715	567,032
Subtotal	971,950	917,530

Total deferred tax liabilities	1,057,095	1,090,374

Net deferred tax liabilities	$(205,477)	$(338,438)

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

The VAT payable of $136,749 and $301,103 at and June 30, 2007 and December 31, 2006, respectively, are included in other payables and accrued expenses in the accompanying condensed consolidated balance sheets.

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

On January 28, 2007, the Company sold the marketable securities for $375,663 resulting in a gain of $119,538 which was included in the condensed consolidated statement of income (loss) and comprehensive income for the six months ended June 30, 2007.

20.

COMMITMENTS AND CONTINGENCIES

(a) Lease Commitments

The Company occupies plant and office space leased from third parties. Accordingly, for the six months ended June 30, 2007 and 2006, the Company recognized rental expense for these spaces of $251,681 and $126,801, respectively.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

20.

COMMITMENTS AND CONTINGENCIES

(CONTINUED)

As of June 30, 2007, the Company has outstanding commitments with respect to non-cancelable operating leases for real estate, which fall due as follows:

Period Ending June 30,	Amount
2007	$115,029
2008	151,360
2009	142,694
2010	142,694
2011	126,936
Thereafter	66,387
Total	$745,100

(b) Contingencies

In 2006, the Company brought a legal action against Jiangxi Pharmaceutical Co., Ltd. and Hainan Licheng Pharmaceuticals Co., Ltd. for their infringement upon the patent of Etimicin transfusion. As the plaintiff, the Company has claimed compensation of approximately $38,590 for the infringement. According to the judge’s report from the local court in Haikou, PRC, on December 30, 2006, the Company won the lawsuit and Jiangxi Pharmaceutical Co., Ltd. and Hainan Licheng Pharmaceuticals Co., Ltd. will be required to pay $38,590 as compensation to the Company. However, Jiangxi Pharmaceutical Co., Ltd. and Hainan Licheng Pharmaceuticals Co., Ltd. appealed the ruling to a higher level court and the Company has not received the payment.  Considering the uncertainties of the legal proceeding, the Company did not record a contingent gain for this at June 30, 2007.

In December of 2005, the Company sued Hainan Haomai Pharmaceutical Co., Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. for their infringement upon the patent of Etimicin transfusion. As the plaintiff, the Company has claimed compensation of approximately $38,590 for the infringement. According to the judge’s report from the local court in Haikou, PRC, on January 18, 2007, the Company won the lawsuit and Hainan Haomai Pharmaceutical Co., Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. will pay $38,590 as compensation for the infringement.  However, Hainan Haomai Pharmaceutical Co., Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. appealed the ruling to a higher level court and the Company has not received the payment.  Considering the uncertainties of the legal proceeding, the Company did not record a contingent gain for this at June 30, 2007.

In January 2007, the Company was sued by Jiangying Xinqiao Construction Co., Ltd for an overdue construction payment of $243,318. The local judge held a court hearing in April, 2007 which was still in progress.  The Company believes the claim is without merit and plans to vigorously contend the claim. As such, there is no contingent accrual at June 30, 2007.

21

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

21.

SUBSEQUENT EVENTS

On July 28, 2007, the board of directors of the Company resolved to sell the land use right of the piece of land (the “Land”), No. 31, Dingjiang Road, Hangzhou, Zhejiang, PRC, and the plant on the land.  The Land is now the operational location of HAPC and occupies an area of approximately 17,330 square meters.  The Company expects to enter into an agreement in the third quarter of 2007, and the consideration of the sale will be based on fair market value.

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

The Chinese pharmaceutical industry suffers from a relatively rigorous industrial environment since last year mainly due to the frequent strict regulation policies and personnel change from State Food and Drug Administration of the People’s Republic of China (“SFDA”). This negatively affected the sales of the Company in a short term. The new medicine tender system for hospitals in some regions such as some east-south areas of China, in the beginning of 2007 requires the hospitals to purchase medicines and drugs only from the manufacturer of Pharmaceutical rather than distributors, which resulted in sales returns from some distributors.

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

The headquarters of Hangzhou Aida is located in Hangzhou and Hangzhou Aida specializes in the production of Etimicin powder.

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

On August 8, 2006, the Company completed and closed the Share Purchase Agreements with Zhejiang Pharmaceutical Co., Ltd., Shanghai Handsome Biotech Co., Ltd and Zhongtuo Times Investment Co., Ltd. respectively. With these agreements, the Company acquired 77.5% of the outstanding shares of Shanghai Qiaer Bio-Technology Co., Ltd collectively.

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

For the three and six months ended June 30, 2007, management of the Company provided a reserve on its accounts receivable to reflect management’s expectation on the collectibility of aged accounts receivable. Management’s estimation of the reserve on accounts receivable at June 30, 2007 was based on the current facts that there are aged accounts receivable. Management has assessed the customers’ ability to continue to pay the outstanding invoices timely, and whether their financial position will deteriorate significantly in the future which would result in their inability to pay their debts to the Company.

For the three and six months ended June 30, 2007, the Company had made no impairments for Long-lived assets. Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company also periodically evaluates the amortization periods of its depreciable assets to determine whether subsequent events and circumstances warrant revised estimates of the useful lives.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of FASB statement No. 109, Accounting for Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2007, the Company does not have a liability for unrecognized tax benefits.

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

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities −− Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159, which becomes effective for the Company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair-value option will have a material effect on the results or operations or consolidated financial position

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2007 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

The following table sets forth selected statements of income data as a percentage of revenues for the three months indicated.

	Three Months Ended June 30,
	2007	2006

Revenues, net	100.00%	100.00%
Cost of goods sold	56.16%	(49.14)%
Gross margin	43.84%	50.86%
Selling and distribution	(17.77)%	(25.58)%
General and administrative	(12.85)%	(12.90)%
Research and development	(0.58)%	(0.00)%
Other expense	(7.20)%	(4.08)%
Income taxes	(1.68)%	(1.79)%
Minority interests	(4.01)%	(1.03)%
Net (loss) income	(0.25)%	5.48%

Revenues, Cost of Goods Sold and Gross Profit

Revenues for the three months ended June 30, 2007 were $6,419,476 a decrease of $865,412 from $7,284,888 for the three months ended June 30, 2006. Compared to the second quarter of 2006, the decrease in sales revenues from our group of companies engaging in the production of different types of Etimicin for the second quarter of 2007 and 2006 were as follows:

	Three Months Ended June 30,
Companies	2007	2006	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co., Ltd (“Hangzhou Aida”) specializes in the production of Etimicin powder	$1,605,806	$2,735,648	$(1,129,842)

Hainan Aike pharmaceutical Co., Ltd (“Aike”) specializes in the production of Etimicin transfusion	2,977,104	3,692,482	(715,378)

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”) specializes in the production of Etimicin injection	1,836,566	856,758	979,808

TOTAL	$6,419,476	$7,284,888	$(865,412)

For the three months ended June 30, 2007, the sales of Hangzhou Aida decreased by $1,129,842 or 41.30% as compared to the same period of 2006, but increased by $383,774 or 31.40% as compared to the first quarter this year. Chinese pharmaceutical industry suffers from a relatively rigorous industrial environment since last year mainly due to the frequent strict regulation policies and personnel change from SFDA.  This negatively affected the sales of the company in a short term. For example, the medicine tender system for hospitals in some regions in the second quarter of 2007 differed from that in 2006 which resulted in some sales decline and sales return in those regions. The company believes after renewal of sales agent and rapid adaptation to the new system, we can overcome the short period disadvantage. And in a view of long run, the company will benefit a lot from the restructuring of the industry and government regulation as a well-disciplined and innovative company. Meanwhile, some other Etimicin manufacturers who infringed the patent of Etimicin also created disorder of the market, thus bringing negative impact against the business performance of the company. But with the successful ongoing of the legal action, we believe that we can kick out those manufacturers shortly. We see the recovery of our sales in the second quarter compared with that in the first quarter of this year. We believe that our operation and growth will continue to recover in the coming quarters. We also expect that the commercialization of our new drugs will improve the heavy reliance on Etimicin and lessen the fluctuation of our performance.

For the three months ended June 30, 2007, the sales of Hainan Aike decreased by $715,378 or 19.37% as compared to the same period of 2006. The decrease in sales can mainly be accounted for the decrease in sales of the Etimicin transfusion product, “Aiyi”.

For the three months ended June 30, 2007, the sales of Fangyuan increased by $979,808 or 114.36% as compared to the same period of 2006. The increase in sales is mainly attributable to an increase in sales of Etimicin material product.

The cost of goods sold for the second quarter ended June 30, 2007 was $3,605,286 an increase of $25,586 from $3,579,700 for the same period of 2006. The increase in cost of goods sold can be analyzed as follows:

	Three Months Ended June 30,
Companies	2007	2006	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co. Ltd (“Hangzhou Aida”) specializes in the production of Etimicin powder	$509,676	$532,665	$(22,989)

Hainan Aike pharmaceuticalCo. Ltd (“Aike”) specializesin the production of Etimicin transfusion	2,241,105	2,540,028	(298,923)

Changzhou Fangyuan Pharmaceutical Ltd. (“Fangyuan”) specializesin the production of Etimicininjection	854,505	507,007	347,498

TOTAL	$3,605,286	$3,579,700	$25,586

The cost of goods sold of Hangzhou Aida for the three months ended June 30, 2007 decreased by $22,989, or 4.32% compared to $532,665 for the same period in 2006. The decrease in the cost of goods sold can mainly be accounted for by a decrease in sales.

The cost of goods sold of Aike for the three months ended June 30, 2007 decreased by $298,923, or 11.77% compared to for the same period in 2006. The increase can mainly be explained by the decrease in sales.

The cost of goods sold of Fangyuan for the three months ended June 30, 2007 increased by $347,498, compared to $507,007 for the same period in 2006.The increase is mainly due to the increase in sales.

Compared to the three months ended June 30, 2006, the percentage gross profit margin for our Company decreased from 50.86% to 43.84% for the first quarter ended June 30, 2007.

Research and Developments

The cost of the research and development for the second quarter of 2007 was 36,914 representing the cost incurred for the clinical trials for Rh-Apo2l by Qiaer. No research and development cost was incurred for the second quarter of 2006.

Selling and Distribution

Selling and distribution expenses decreased from $1,863,507 for the three months ended June 30, 2006 to $1,140,702 for the same period this year, or a 38.79% decrease. Compared to the same period in 2006, our increase in the expenses was because of the following:

	Three Months Ended June 30,
Breakdown of Expenses	2007	2006	Increase/ (Decrease)

Traveling expenses	$243,307	$721,413	$(478,106)
Sale commissions	49,864	211,913	(162,049)
Office expenses	198,050	363,624	(165,574)
Payroll	138,564	101,527	37,037
Conference fees	33,025	55,931	(22,906)
Rent	191,274	35,115	156,159
Entertainment	117,073	21,370	95,703
Advertising expenses	250	156,288	(156,038)
Other expenses	169,295	196,326	(27,031)

TOTAL	$1,140,702	$1,863,507	$(722,805)

For the three months ended June 30, 2007 traveling expenses and office expenses decreased by $478,106 and 165,574, respectively, compared with the same period last year. The decrease was mainly explained that the Company controlled the traveling and office expenses by effective administration.

The sales commissions for the three months ended June 30, 2007 decreased by $162,049, compared to $211,913 for the same period last year. The decrease was due to the decrease in the sales with commissions for Fangyuan.

For the three months ended June 30, 2007, the rent expenses of $191,274 incurred for the Beijing office , the biggest sales office for Aike, increased by $156,159, compared to $35,115 for the same period last year.

For the three months ended June 30, 2007 advertising expenses decreased by $156,038, compared with the same period last year. The decrease was mainly explained that the Company carried out several great advertisements for sales promotion in the second quarter last year and no such great advertisements for the same period this year.

General and Administrative

General and administrative expenses decreased from $939,536 for the three months ended June 301, 2006 to $824,867 for the same period this year, representing a 12.20% decrease. The details of general and administrative expenses for the three months ended July 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,
Breakdown of Expenses	2007	2006	Increase/ (Decrease)

Traveling expenses	$32,697	$88,409	$(55,712)
Office expenses	27,304	51,337	(24,033)
Payroll	173,697	164,277	9,420
Conference fees	12,903	8,908	3,995
Labor union & education & staff welfare	115,269	132,340	(17,071)
Consultancy fees	49,622	74,292	(24,670)
Entertainment	44,572	18,154	26,418
Depreciation	85,913	52,548	33,365
Amortization of intangible assets	165,903	143,348	22,555
Other expenses	116,987	205,923	(88,109)

TOTAL	$824,867	$939,536	$(114,669)

The traveling expenses of $32,697 for the three months ended June 30, 2007 decreased by $55,712 from $88,409 for the same period last year. The decrease was mainly attributable to a decrease of $51,526 in the traveling expenses for Aida.

The consultancy fees which the company pays consultants for their consultation service decreased from $74,292 for the three months ended June 30, 2006 to $49,622 for the same period this year. The decrease was mainly attributable to a decrease of $34,082 in consultation service of Fangyuan in the second quarter this year.

Amortization of intangible assets of $165,903 for the three months ended June 30, 2007 increased by $22,555 from $143,348 for the same period last year. The increase was explained by that amortization of intangible assets of $60,148 for the second quarter this quarter occurred to Qiaer.

Other Income (Expenses)

Other income (expenses) decreased from $(297,483) for the three months ended June 30, 2006 to $(462,243) for the same period this year. The other income (expenses) for the three months Ended July 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,
Breakdown of Other Income(Expenses)	2007	2006	Increase/ (Decrease)

Interest expense, net	$(372,716)	$(384,500)	$11,784
Government grants		43,124	(43,124)
Investment income		12,490	(12,490)
Other (loss) income, net	(89,527)	31,403	(120,930)

TOTAL	$(462,243)	$(297,483)	$(164,760)

Interest expense for the three months ended June 30, 2007 decreased slightly by $11,784 from $384,500 for the same period last year.

Government grants of $43,124 for the three months ended June 30, 2006 represented subsidies from the government. No such income occurred for the same period this year.

Other income (expenses) has decreased from $31,403 for the three months ended June 30, 2006 to $(89,527) for the three months ended June 30, 2007. The decrease is mainly due to the fact that there was a reward from government in the second quarter last year.

Income Taxes

Income tax expense was $107,691 for the three months ended June 30, 2007, as compared to $130,270 for the same period last year.

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

Net (Loss) Income

In the second quarter of 2007, our net income decreased by $415,203 to a net income (loss) of $(16,315) from $398,888 in the same period in 2006.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2007 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

The following table sets forth selected statements of income data as a percentage of revenues for the three months indicated.

	Six Months Ended June 30,
	2007	2006

Revenues, net	100.00%	100.00%
Cost of goods sold	(56.15)%	(52.02)%
Gross margin	43.85%	47.98%
Selling and distribution	(18.17)%	(28.10)%
General and administrative	(17.11)%	(12.59)%
Research and development	(1.45)%	(0.00)%
Other income (expense)	(5.68)%	(1.09)%
Income taxes	(0.34)%	(1.80)%
Minority interests	(2.62)%	(1.13)%
Net (loss) income	(1.52)%	3.27%

Revenues, Cost of Goods Sold and Gross Profit

Revenues for the six months ended June 30, 2007 were $11,725,403 a decrease of $874,291 from $12,599,694 for the same time last year. Compared to the six months of 2006, the decrease in sales revenues from our group of companies engaging in the production of different types of Etimicin for the six months of 2007 and 2006 were as follows:

	Six Months Ended June 30,
Companies	2007	2006	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co., Ltd (“Hangzhou Aida”) specializes in the production of Etimicin powder	$2,832,671	$4,060,870	$(1,228,199)

Hainan Aike pharmaceutical Co., Ltd (“Aike”) specializes in the production of Etimicin transfusion	6,018,586	6,747,519	(728,933)

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”) specializes in the production of Etimicin injection	2,874,146	1,791,305	1,082,841

TOTAL	$11,725,403	$12,599,694	$(874,291)

For the six months ended June 30, 2007, the sales of Hangzhou Aida decreased by $1,228,199 or 30.24% as compared to the same period of 2006. Chinese pharmaceutical industry suffers from a relatively rigorous industrial environment since last year mainly due to the frequent strict regulation policies and personnel change from SFDA.  This negatively affected the sales of the company in a short term. For example, the medicine tender system for hospitals in some regions in the first half of 2007 differs from that in 2006 which resulted in some sales decline and sales return in those regions. The company believes after renewal of sales agent and rapid adaptation to the new system, we can overcome the short period disadvantage. And in a view of long run, the company will benefit a lot from the restructuring of the industry and government regulation as a well-disciplined and innovative company. Meanwhile, some other Etimicin manufacturers who infringed the patent of Etimicin also created disorder of the market, thus bringing negative impact against the business performance of the company. But with the successful ongoing of the legal action, we believe that we can kick out those manufacturers shortly.We see the recovery of our sales in the second quarter compared with that in the first quarter of this year. We believe that our operation and growth will continue to recover in the coming quarters. We also expect that the commercialization of our new drugs will improve the heavy reliance on Etimicin and lessen the fluctuation of our performance.

For the six months ended June 30, 2007, the sales of Hainan Aike decreased by $728,933 or 10.80% as compared to the same period of 2006. The decrease in sales can mainly be accounted for the slight decrease in sales of the Etimicin transfusion product, “Aiyi”.

For the six months ended June 30, 2007, the sales of Fangyuan increased by $1,082,841 or 60.45% as compared to the same period of 2006. The increase in sales is the result of the intense marketing and promotion programs of a new Etimicin injection product, “Chuangcheng”. Another reason is the increase in sales of the Etimicin material product.

The cost of goods sold for the six months ended June 30, 2007 was $6,583,264 an increase of $28,330 from $6,554,934, for the year 2006. The increase in cost of goods sold can be analyzed as follows:

	Six Months Ended June 30,
Companies	2007	2006	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co. Ltd (“Hangzhou Aida”) specializes in the production of Etimicin powder	$870,639	$1,014,030	$(143,391)

Hainan Aike pharmaceuticalCo. Ltd (“Aike”) specializesin the production of Etimicin transfusion	4,011,905	4,219,665	(207,760)

Changzhou Fangyuan Pharmaceutical Ltd. (“Fangyuan”) specializesin the production of Etimicininjection	1,700,720	1,321,238	379,482

TOTAL	$6,583,264	$6,554,934	$28,330

The cost of goods sold of Hangzhou Aida for the six months ended June 30, 2007 decreased by $143,391, or 14.14% compared to $1,014,030 for the same period in 2006. The decrease in the cost of goods sold can mainly be accounted for by a decrease in sales by 30.24%.

The cost of goods sold of Aike for the six months ended June 30, 2007 decreased by $207,760, or 4.92% compared to for the same period in 2006. The increase can mainly be explained by the decrease in sales.

The cost of goods sold of Fangyuan for the six months ended June 30, 2007 increased by $379,482, compared to $1,321,238 for the same period in 2006.The increase is mainly due to the increase in sales.

Compared to the six months ended June 30, 2006, the percentage gross profit margin for our Company decreased from 47.98% to 43.85% for the first quarter ended March 31, 2007.

Research and Developments

Research and development cost was $169,951 for the six months ended June 30, 2007 represented cost incurred for the clinical trials for Rh-Apo2l by Qiaer. No such cost was incurred for the first half of 2006.

Selling and Distribution

Selling and distribution expenses decreased from $3,540,243 for the six months ended June 30, 2006 to $2,130,897 for the same period this year, or a 39.81% decrease. Compared to the same period in 2006, our decrease in the expenses was because of the following:

	Six Months Ended June 30,
Breakdown of Expenses	2007	2006	Increase/ (Decrease)

Traveling expenses	$656,279	1,216,702	$(560,423)
Sale commissions	76,560	428,877	(352,317)
Office expenses	432,728	586,883	(154,155)
Payroll	206,358	195,740	10,618
Conference fees	71,546	125,025	(53,479)
Rent	199,427	92,590	106,837
Entertainment	196,924	74,457	122,467
Advertising expenses	3,383	402,334	(398,951)
Other expenses	287,692	417,635	(129,943)

TOTAL	$2,130,897	$3,540,243	$(1,409,346)

For the six months ended June 30, 2007 sale commissions of $76,560 decreased by $352,317, compared with the same period last year. The decrease was due to the decrease in the sales with commissions for Fangyuan.

For the first half of 2007 traveling expenses, office expenses and advertising expenses decreased by $560,423, $154,155 and $398,951 respectively, compared with the same period last year. The decrease was mainly explained that the Company controlled the selling expenses by effective administration.

For the six months ended June 30, 2007, the rent expenses of $191,274 incurred for the Beijing office , the biggest sales office for Aike, increased by $156,159, compared to $35,115 for the same period last year.

General and Administrative

General and administrative expenses increased from $1,586,281 for the six months ended June 30, 2006 to $2,005,960 for the same period this year, representing a 26.46% increase. The details of general and administrative expenses for the six months ended July 30, 2007 and 2006 were as follows:

	Six Months Ended June 30,
Breakdown of Expenses	2007	2006	Increase/ (Decrease)

Traveling expenses	$72,817	138,894	$(66,077)
Office expenses	81,706	86,795	(5,089)
Payroll	381,314	281,700	99,614
Conference fees	19,060	9,794	9,266
Labor union & education & staff welfare	439,965	247,127	192,838
Consultancy fees	102,920	106,452	(3,532)
Entertainment	118,337	50,892	67,445
Depreciation	172,920	147,701	25,219
Amortization of intangible assets	318,297	227,825	90,472
Other expenses	298,624	289,101	9,523

TOTAL	$2,005,960	$1,586,281	$419,679

The traveling expenses of $72,817 for the six months ended June 30, 2007 decreased by $66,077 from $138,894 for the same period last year. The decrease was mainly attributable to a decrease of $53,920 in the traveling expenses for Aida.

The labor union expenses & education expenses & staff welfare of $439,965 for the six months ended June 30, 2007 increased by $192,838 from $247,127 for the same period last year. The increase was explained by the increase in the payroll per staff. And the payroll expenses of $381,314 for the first half of 2007 increased by $99,614 from $281,700 for the same period last year.

Amortization of intangible assets of $318,297 for the six months ended June 30, 2007 increased by $90,472 from $227,825 for the same period last year. The increase was explained by that amortization of intangible assets of $119,714 for the second quarter this quarter occurred to Qiaer.

Other Income (Expenses)

Other income (expenses) decreased from $(666,153) for the six months ended June 30, 2006 to $(137,043) for the same period this year. The other income (expenses) for the six months Ended June 30, 2007 and 2006 were as follows:

	Six Months Ended June 30,
Breakdown of other income/(expenses)	2007	2006	Increase/ (Decrease)

Interest expense, net	$(716,503)	$(653,191)	$(63,312)
Government grants	50,106	503,587	(453,481)
Investment income	-	12,490	(12,490)
Gain on sale of marketable securities	119,538	-	119,538
Other (loss) income, net	(119,294)	71	(119,365)

TOTAL	$(666,153)	$(137,043)	$(529,110)

Interest expense for the six months ended June 30, 2007 increased by $63,312 from $653,191 for the same period last year. The increase is mainly due to an increase in the interest for the short-term borrowings.

Government grants for the six months ended June 30, 2007 decreased by $453,481from $503,587 for the same period last year. The decrease is due to the decrease in subsidies from the government.

Investment income of $12,490 for the first half of 2006 represented the sold income of 8.33% outstanding shares of Zhejiang Anglikang Pharmaceutical Co., Ltd at a price of $12,490 and no such income occurred for the first half of 2007.

Gain on sale of marketable securities for the six months ended June 30, 2007 represented income from Chinese securities investment and no such income was incurred for the same period last year.

Income Taxes

Income tax expense was $39,826 for the six months ended June 30, 2007, as compared to $227,110 for the same period last year.

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

Net (loss) Income

In the first half of 2007, our net income decreased by $589,594 to a net income (loss) of $(177,652) from $411,942 in the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance increased by $3,499,573 to $9,616,389 as of June 30, 2007, as compared to $6,116,816 as of December 31, 2006. The increase was mainly attributable to cash in flow of financing activities and depreciation and amortization of $4,443,916 and $918,458, respectively, a decrease in accounts receivable of $3,708,056. The increase in cash flow was partially offset by cash out flow of investment activities of $3,168,061, an increase in inventories of $1,143,308, and a decrease in accounts payable and other payables and accrued liabilities of $1,247,197 and $482,095, respectively. The net cash flow was $3,499,573 for the first half this year.

Our cash flow from operations amounted to $2,053,123 for the six months ended June 30, 2007, compared to $1,240,499 for the same period last year.

Our cash flow used in investing activities amounted to $(3,168,061) of which $(2,261,857) was issuance of notes receivable. The Company invested $1,086,669 in the deposit for long term investment and lent to employees $849,841.

The net cash used in financing activities amounted to $4,443,916 of which $20,754,624 was the proceeds from short-term debt.

At June 30, 2007, the Company had short-term debt of $28,403,497 of which $22,355,722 was short-term bank borrowings and the remaining $6,047,775 represented notes payable to unrelated parties. The interest for the short-term borrowings varied from 5.3625% to 8.541% per annum whereas the notes payable to unrelated parties is interest free. The Company believes that the cash generated from normal operation will be sufficient to pay off its liabilities as the short-term borrowings and commitments fall due.

Working Capital

Our working capital deficiency increased by $859,191 to $(6,608,122) at June 30, 2007, as compared to $(5,748,931) at December 31, 2006. The increase in working capital deficiency at July 30, 2007 was mainly attributable to our increase in short term debt of $4,488,045 and customer deposits of $714,545 and a decrease in accounts receivable of $3,708,056 offset by the decrease in accounts payable and other payables and accrued liabilities of $1,247,197 and $482,095 and an increase in cash of $3,499,573, notes receivable of $1,086,437 and inventories of $1,143,308.

The Company currently generates its cash flow through operations and the Company believes that its cash flow generated from operations will be sufficient to sustain operations for the next twelve months. Also, from time to time, the Company may require extra funding through financing activities and investments for expansion. Also, from time to time, the Company may come up with new expansion opportunities for which our management may consider seeking external funding and financing. However, as of June 30, 2007, the Company had no solid plan for additional capital through external funding and financing.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In 2006, the Company brought a legal action against Jiangxi Pharmaceutical Co., Ltd. and Hainan Licheng Pharmaceuticals Co., Ltd. for their infringement upon the patent of Etimicin transfusion. As the plaintiff, the Company has claimed compensation of approximately $38,590 for the infringement. According to the judge’s report from the local court in Haikou, PRC, on December 30, 2006, the Company won the lawsuit and Hainan Haomai Pharmaceutical Co. Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. will be required to pay $38,590 as compensation to the Company. However, Jiangxi Pharmaceutical Co., Ltd. and Hainan Licheng Pharmaceuticals Co., Ltd. appealed the ruling to a higher level court and the Company has not received the payment.

In December of 2005, the Company sued Hainan Haomai Pharmaceutical Co., Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. for their infringement upon the patent of Etimicin transfusion. As the plaintiff, the Company has claimed compensation of approximately $38,590 for the infringement. According to the judge’s report from the local court in Haikou, PRC, on January 18, 2007, the Company won the lawsuit and Hainan Haomai Pharmaceutical Co., Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. will pay $38,590 as compensation for the infringement.  However, Hainan Haomai Pharmaceutical Co., Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. appealed the ruling to a higher level court and the Company has not received the payment.

In January 2007, the Company was sued by Jiangying Xinqiao Construction Co., Ltd for an overdue construction payment of $243,318. The Company believes the claim is without merit and plans to vigorously contend the claim. The local judge has been held a court in April, 2007.  The Company believes the claim is without merit and plans to vigorously contend the claim. As such, there is no contingent accrual at June 30, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

On July 28, the Board of Directors of Hangzhou Aida Pharmaceutical Co., Ltd.,100% Subsidiary of the company, held a meeting and unanimously approved the following actions: For the needs of rapidly growing business development, the BOD agrees to find a new ample place with larger size for the construction of new GMP certified manufacturing facility of Rh-Apo2l and capacity expansion of current products. The BOD requires that the action will ensure no negative effects over the ongoing business of Hangzhou Aida. For the funds needed for the construction of the new plants, the BOD decides to transfer the current land and housing where Hangzhou Aida is now located on the basis of fair market value to cash out for the new construction. The BOD authorized Mr.Jin Biao, Chairman and CEO of both Aida Pharmaceuticals Inc and Hangzhou Aida, for the execution of the above resolutions.

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

 AIDA PHARMACEUTICALS, INC.

Date: August 14, 2007

/s/ Biao Jin

Mr. Biao Jin

Chief Executive Officer

Date: August 14, 2007

/s/ Hui Lin

Ms. Hui Lin

Chief Financial Officer