Form 10QSB
period 2007-09-30
AIDA PHARMACEUTICALS INC
filed 2007-11-14
CIK 1220286

OMB APPROVAL OMB Number: 3235-0416 Expires: April 30, 2010 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

 (Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 10, 2007, there were 27,000,000 shares of $0.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

AIDA PHARMACEUTICALS, INC.

INDEX

		Page
PART I.	Financial Information	3

	Item 1. Financial Statements ( Unaudited)	3

	Condensed Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006	4

	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2007 and 2006 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements as of September 30, 2007 (Unaudited)	8

	Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation	24

	Item 3. Controls and Procedures	38

PART II.	Other Information	38

	Item 1. Legal Proceedings	38

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

	Item 3. Defaults Upon Senior Securities	38

	Item 4. Submission of Matters to a Vote of Security Holders.	39

	Item 5. Other Information	39

	Item 6. Exhibits and Reports on Form 8-K	39

	Signatures	40

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

AIDA PHARMACEUTICAL, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2007 (Unaudited)	December 31, 2006

CURRENT ASSETS
Cash and cash equivalents	$7,693,300	$6,116,816
Restricted cash	2,416,233	1,983,237
Accounts receivable, net of allowance for doubtful accounts of $655,663 and $639,208 as of September 30, 2007 and December 31, 2006, respectively	8,194,940	13,777,571
Notes receivable, net of discount of $10,255 and $70,717 as of September 30, 2007 and December 31, 2006, respectively	4,117,882	2,714,234
Inventories	4,126,420	2,806,945
Due from related parties	86,784	41,462
Deferred taxes	440,500	295,714
Other receivables, prepaid expenses, and other assets	211,023	146,694
Marketable securities	-	362,758
Due from employees	1,544,097	264,182
Prepayments for goods	122,917	118,327
Total current assets	28,954,096	28,627,940

Plant and equipment, net	15,353,794	13,977,611
Land use rights, net	3,836,263	3,747,225
Construction in progress	241,477	28,430
Patents, net	5,540,779	5,724,000
Long-term investments	199,713	295,749
Deposits	4,089,464	953,267
Deferred taxes	421,628	456,222
Total long-term assets	29,683,118	25,182,504

TOTAL ASSETS	$58,637,214	$53,810,444

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,446,547	$3,332,174
Other payables and accrued liabilities	2,609,185	2,150,079
Advance for research and development	340,026	251,050
Short-term debt	29,405,234	23,915,452
Current portion of long-term debt	1,331,416	3,717,380
Due to related parties	27,063	27,063
Taxes payable	62,278	352,998
Customer deposits	1,063,060	335,391
Due to employees	412,420	122,440
Deferred taxes	105,004	172,844
Total current liabilities	37,802,233	34,376,871

LONG-TERM LIABILITIES
Notes payable	1,920,934	1,920,934
Advance for research and development	871,404	1,065,478
Deferred taxes	1,014,008	917,530
Minority interests	5,956,998	5,177,413
Total long-term liabilities	9,763,344	9,081,355

TOTAL LIABILITIES	47,565,577	43,458,226

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 27,000,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	27,000	27,000
Additional paid-in capital	5,204,352	5,204,352
Retained earnings (the restricted portion is $998,149 at September 30, 2007 and December 31, 2006, respectively)	4,923,467	4,590,079
Accumulated other comprehensive income	916,818	530,787

Total shareholders’ equity	11,071,637	10,352,218
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,637,214	$53,810,444

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS

 OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006

REVENUES, (NET)	$7,373,770	$7,023,891	$18,687,283	$19,659,235

COST OF GOODS SOLD	(3,557,685)	(3,103,516)	(9,740,952)	(9,679,567)

GROSS PROFIT	3,816,085	3,920,375	8,946,331	9,979,668

Selling and distribution	1,387,818	1,175,000	3,515,776	4,728,989

General and administrative	991,216	1,306,226	3,006,799	2,896,205

Research and development	74,514	45,323	238,159	45,111

INCOME FROM OPERATIONS	1,362,537	1,393,826	2,185,597	2,309,363

OTHER INCOME (EXPENSES)

Interest expense, net	(465,282)	(459,511)	(1,180,813)	(1,114,105)

Government grants	46,131	551,420	95,998	1,097,724

(Loss) gain on sales of investment	(10,457)	-	(10,457)	12,490

Gain on sale of marketable securities	-	-	120,356	-

Other income (loss), net	(3,478)	(77,358)	(122,876)	(120,734)

INCOME BEFORE INCOME TAXES	929,451	1,408,377	1,087,805	2,184,738

INCOME TAXES	(153,182)	(217,720)	(191,349)	(445,047)

INCOME BEFORE MINORITY INTERESTS	776,269	1,190,657	896,456	1,739,691

MINORITY INTERESTS	(257,208)	(271,372)	(563,068)	(413,018)

NET INCOME	519,061	919,285	333,388	1,326,673

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	30,098	73,643	492,663	160,785

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES	30,098	73,643	492,663	160,785

INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME	(7,946)	(24,302)	(130,063)	(54,012)

OTHER COMPREHENSIVE INCOME , NET OF INCOME TAXES	22,152	49,341	362,600	106,773

COMPREHENSIVE INCOME	$541,213	$968,626	$695,988	$1,433,446

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	27,000,000	25,000,000	27,000,000	25,000,000

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.02	$0.04	$0.01	$0.05

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	For the Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$333,388	$1,326,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,476,339	1,281,280
Provision for doubtful accounts	16,455	-
Amortization of discount on notes receivable	(64,228)	-
Loss of disposal of fixed assets	28,146	230
Amortization of deferred compensation	-	356,878
Deferred taxes	(81,554)	142,717
Gain on sale of marketable securities	(120,356)	-
Gain on disposal of discontinued operation	-	(12,490)
Minority interests’ share of net income	563,068	413,018

Changes in operating assets and liabilities, net of effects of acquisition:

(Increase) Decrease In:
Accounts receivable	5,566,175	(3,471,378)
Inventories	(1,319,475)	(435,080)
Other receivables, prepaid expenses, and other assets	(64,328)	97,309
Prepayments for goods	(4,590)	(146,414)

Increase (Decrease) In:
Accounts payable	(885,626)	2,145,059
Other payables and accrued liabilities	441,287	(273,451)
Advance for research and development	(105,099)	-
Due to employees	289,981	(365,431)
Taxes payable	(290,719)	129,085
Customer deposits	727,669	(608,739)
Net cash provided by operating activities	6,506,533	579,266

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(432,996)	(416,959)
Purchases of plant and equipment	(1,924,724)	(1,178,141)
Purchases of construction in progress	(206,699)	(43,612)
Cash received from sale of plant and equipment	-	820
Purchase of land use right	-	(442,573)
Deposit for land use right	-	(1,005,737)
Deposit for long term investment	(2,578,149)	-
Deposit for plant and equipment	(751,871)	-
Deposit for patent	-	(125,069)
Repayment of notes receivable	973,320	-
Issuance of notes receivable	(2,312,740)	(860,728)
Due from related parties	-	(14,163)
Due from employees	(1,279,916)	797,710
Proceeds from sale of marketable securities	376,481	-
Proceeds from disposal of patent	101,188	-
Proceeds from disposal of investment	96,035	137,559
Purchase of investment	-	(79,933)
Purchase of subsidiaries, net of cash acquired	-	(1,977,393)
Net cash used in investing activities	(7,940,071)	(5,208,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt	23,290,420	3,877,511
Proceeds from capital contribution	-	187,500
Repayments of short-term debt	(20,186,602)	-
Proceeds from long-term debt	-	75,911
Proceeds from notes payable	-	2,149,532
Repayment of advances to related parties	(45,322)	(20,072)
Net cash provided by financing activities	3,058,496	6,270,382

INCREASE IN CASH AND CASH EQUIVALENTS	1,624,958	1,641,429

Effect of exchange rate changes on cash	(48,474)	163,674
Cash and cash equivalents at beginning of period	6,116,816	3,129,450

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,693,300	$4,934,553

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	For the Nine Months Ended September 30,
	2007	2006
SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$610,430	$172,644
Interest paid	$1,050,689	$1,139,094

SUPPLEMENTAL NON-CASH INVESTING DISCLOSURES:

1. During the nine months ended September 30, 2007 and 2006, $46,600 and $274,229 was transferred from deposits to patents.

2. During the nine months ended September 30, 2007 and 2006, $33,790 and $781,948 was transferred from construction in progress to plant and equipment.

3. During the nine months ended September 30, 2007 and 2006, $97,783 and $268,596 was transferred from deposits to plant and equipment.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

4.

CONCENTRATIONS

The Company has major customers who accounted for the following percentages of total sales and total accounts receivable in 2007 and 2006:

	Sales
			Accounts Receivable
Major Customers	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006	September 30, 2007	December 31, 2006

Company A	-	24%	-	30%
Company B	-	7%	-	2%
Company C	-	4%	-	2%
Company D	-	3%	-	30%
Company E	32%	-	30%	-
Company F	6%	-	5%	-
Company G	5%	-	5%	-

The Company has major suppliers who accounted for the following percentages of total purchases and total accounts payable in 2007 and 2006:

	Purchases
			Accounts Payable
Major Suppliers	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006	September 30, 2007	December 31, 2006

Company H	19%	9%	16%	7%
Company I	14%	6%	13%	3%

The sole market of the Company is the PRC for the periods ended September 30, 2007 and 2006.

Of the total revenue for the nine months ended September 30, 2007 and 2006, 69% and 66% was fully dependent on the patent for Etimicin Sulfate owned by the Company.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

	September 30, 2007	December 31, 2006	September 30, 2006
Period end RMB: US$ exchange rate	7.5108	7.8087	7.9087
Average period RMB: US$ exchange rate	7.6598	7.9395	7.9895

7.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, due to/from related parties, other receivables and prepaid expenses, due to employees, prepayments for goods, accounts payable, other payable and accrued liabilities, accrued expenses, short-term debt, taxes payable and customer deposits.  Management has estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the Company’s long-term notes payable are estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term notes payable was not significantly different from the carrying value at September 30, 2007.

8.

EARNINGS  PER SHARE

Basic earning per share is computed by dividing net income by the weighted-average number of common shares outstanding during the periods. Diluted earning per share is computed similar to basic earning  per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive securities outstanding for the periods presented.

9.

ADOPTION OF NEW ACCOUNTING POLICY

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of FASB statement No. 109, Accounting for Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2007, the Company does not have a liability for unrecognized tax benefits.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

9.

ADOPTION OF NEW ACCOUNTING POLICY (CONTINUED)

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2005. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of September 30, 2007 the Company was not aware of any pending income tax examinations by China tax authorities.  The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

11.

NOTES RECEIVALBE

Notes receivable consist of the following:

Notes receivable from unrelated companies:
	September 30,	December 31,
	2007	2006
	(Unaudited)
Due January 30, 2007 (subsequently settled)	$-	$256,125
Due January 31, 2007 (subsequently settled)	-	502,366
Due January 31, 2007 (subsequently settled)	-	14,189
Due August 31, 2007 (subsequently settled)	-	12,806
Due September 20, 2007 (subsequently settled)	-	487,242
Due October 31, 2007 (subsequently settled)	599,137	576,280
Due November 11, 2007 (subsequently settled)	399,425	384,187
Due November 30, 2007	133,142	128,062
Due December 1, 2007	24,223	23,299
Due December 1, 2007	7,381	7,100
Due December 1, 2007	399,425	64,032
Due December 14, 2007	340,648	329,263
Due December 1, 2007	7,988	-
Due December 15, 2007, interest at 5.58% per annum	1,893,847	-
Due December 15, 2007, interest at 6% per annum	66,571	-
Due December 20, 2007	123,208	-
Due December 31, 2007	133,142	-
Subtotal	4,128,137	2,784,951
Less: Discount	10,255	70,717
Total notes receivable, net	$4,117,882	$2,714,234

Notes receivable are unsecured.

In 2007, an interest-free note was provided to a company for its assistance in research and development activities. The Company recorded research and development expense and a discount on the notes receivable of $3,766 based on the present value of the notes receivable using a 6% discount rate.

For the nine months ended September 30, 2007 and 2006, $64,228 and $0 of interest income was recognized in the accompanying condensed consolidated statements of income from the amortization of the discount.

12.

INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2007	2006
	(Unaudited)
Raw materials	$1,223,273	$1,712,850
Work-in-progress	1,127,615	500,997
Finished goods	1,775,532	593,098
Total	$4,126,420	$2,806,945

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

13.

PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	September 30,	December 31,
	2007	2006
	(Unaudited)
At cost:
Buildings	$9,422,313	$8,944,313
Machinery	10,747,211	9,206,036
Motor vehicles	752,710	742,689
Office equipment	1,334,677	668,428
Leasehold improvements	463,604	455,356
	22,720,515	20,016,822
Less: Accumulated depreciation
Buildings	1,580,855	880,647
Machinery	4,381,683	3,504,714
Motor vehicles	465,240	445,523
Office equipment	577,085	412,530
Leasehold improvements	361,858	795,797
	7,366,721	6,039,211
Plant and equipment, net	$15,353,794	$13,977,611

The net book value of buildings and machinery pledged for certain bank loans at September 30, 2007 and December 31, 2006 is $4,969,991 and $4,892,624, respectively.  Also see Note 17.

Depreciation expense for the nine months ended September 30, 2007 and 2006 is $1,147,349 and $1,002,776, respectively.

14.

LAND USE RIGHTS

	September 30,	December 31,
	2007	2006
	(Unaudited)

Cost	$4,101,870	$3,945,385
Less: Accumulated amortization	265,607	198,160
Land use rights, net	$3,836,263	$3,747,225

Amortization expense for nine months ended September 30, 2007 and 2006 is $58,429 and $35,019 respectively.

Amortization expense for the remaining part of 2007, for the next four years and thereafter is as follows:

2007	$19,861
2008	79,450
2009	79,450
2010	79,450
2011	79,450
Thereafter	3,498,602
Total	$3,836,263

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

14.

LAND USE RIGHTS (CONTINUED)

The net book value of the land use right pledged for certain bank loans at September 30, 2007 and December 31, 2006 is $1,176,268 and $1,572,139, respectively.  Also see Note 17.

15.

PATENTS

	September 30,	December 31,
	2007	2006
	(Unaudited)

Cost	$6,379,864	$6,446,568
Less: Accumulated amortization	839,085	722,568
Patents, net	$5,540,779	$5,724,000

Amortization expense for nine months ended September 30, 2007 and 2006 is $270,561 and $243,484 respectively.

Amortization expense for the remaining part of 2007, for the next four years and thereafter is as follows:

2007	$85,479
2008	316,950
2009	305,068
2010	303,319
2011	302,077
Thereafter	4,227,886
Total	$5,540,779

16.

DEPOSITS

Deposits consist of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)

Patent	$583,826	$703,702
Plant and equipment	769,688	97,783
Long-term investment	2,735,950	151,782
Total	$4,089,464	$953,267

During the nine months ended September 30, 2007, the Company paid $769,688 as deposits to acquire certain equipment.

Deposits of $97,783 were transferred to plant and equipment during the nine months ended September 30, 2007.

During the nine months ended September 30, 2007, a deposit of $46,600 was transferred to a patent.

During the nine months ended September 30, 2007, the Company paid $66,571 as a refundable deposit to acquire 10% of outstanding shares of Beijing Beimei Union Real Estate Development Co., Ltd.

During the nine months ended September 30, 2007, the Company paid $2,517,597, as a refundable deposit to acquire 60% of the outstanding shares of Jiangsu Microbial Research Institute.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

17.

SHORT –TERM DEBT

Short-term debt consists of the following:

	September 30, 2007	December 31, 2006
Bank Loans:	(Unaudited)
Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 20, 2007, monthly interest only payments at 6.732% per annum, secured by assets owned by the Company (subsequently repaid on its due date).	$-	$640,311

Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 15, 2007, monthly interest only payments at 6.732% per annum, secured by assets owned by the Company (subsequently repaid on its due date).	-	800,389

Loans from Industrial and Commercial Bank of China Qingchun Branch, due July 26, 2007, monthly interest only payments at 6.435% per annum, secured by assets owned by the Company (subsequently repaid on its due date).	-	896,436

Loans from Industrial and Commercial Bank of China Qingchun Branch, due June 6, 2007, monthly interest only payments at 6.435% per annum, secured by assets owned by the Company (subsequently repaid on its due date).	-	1,280,623

Loans from Industrial and Commercial Bank of China Qingchun Branch, due June 27, 2007, monthly interest only payments at 6.435% per annum, secured by assets owned by the Company (subsequently repaid on its due date).	-	768,374

Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 15, 2008, monthly interest only payments at 7.524% per annum, secured by assets owned by the Company. Also see Note 13.	665,708	-

Loans from Industrial and Commercial Bank of China Qingchun Branch, due July 18, 2008, monthly interest only payments at 7.524% per annum, secured by assets owned by the Company. Also see Note 13.	931,991	-

Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 8, 2008, monthly interest only payments at 7.524% per annum, secured by assets owned by the Company. Also see Note 13.	832,135	-

Loans from Industrial and Commercial Bank of China Qingchun Branch, due June 6, 2008, monthly interest only payments at 7.227% per annum, secured by assets owned by the Company. Also see Note 13.	1,331,416	-

Loans from Industrial and Commercial Bank of China Qingchun Branch, due June 18, 2008, monthly interest only payments at 7.227% per annum, secured by assets owned by the Company. Also see Note 13.	798,850	-

Loan from Bank of Communication Qingchun Branch, due June 5, 2007 monthly interest only payments at 6.435% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd (subsequently repaid on its due date).	-	1,290,623

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

17.

SHORT –TERM DEBT (CONTINUED)

	September 30, 2007	December 31, 2006
	(Unaudited)
Loan from Bank of Communication Qingchun Branch, due June 19, 2007 monthly interest only payments at 6.435% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd (subsequently repaid on its due date).	-	1,290,623

Loan from Hangzhou Commercial Bank Gaoxin Branch due February 27, 2007, monthly interest only payments at 5.3625% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd (subsequently repaid on its due date).	-	1,290,623

Loan from Hangzhou Commercial Bank Gaoxin Branch due February 1, 2008, monthly interest only payments at 5.6100% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	1,331,416	-

Loan from Bank of China Kaiyuan Branch due May 8, 2007, monthly interest only payments at 6.7275% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd (subsequently repaid on its due date).	-	1,034,498

Loan from Bank of China Kaiyuan Branch due May 16, 2007, monthly interest only payments at 6.7275% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd (subsequently repaid on its due date).	-	650,311

Loan from Bank of China Kaiyuan Branch due April 17, 2007, monthly interest only payments at 6.417% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd (subsequently repaid on its due date).	-	2,187,059

Loan from Huaxia Bank Wenhui Branch due April 3, 2007, monthly interest only payments at 6.417% per annum, guaranteed by Ningbo Tianheng Co., Ltd (subsequently repaid on its due date).	-	778,374

Loans from Industrial and Commercial Bank of China Qingtai Branch, due August 4, 2007, monthly interest only payments at 6.138% per annum, guaranteed by Hangzhou Jinou Group (subsequently repaid on its due date).	-	1,290,623

Loan from Bank of Communication Qingchun Branch, due March 29, 2008 monthly interest only payments at 6.7095% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd.	3,328,540	-

Loan from Bank of Communication Qingchun Branch, due June 5, 2008 monthly interest only payments at 6.8985% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd.	1,331,416	-

Loan from Bank of Communication Qingchun Branch, due June 18, 2008 monthly interest only payments at 6.8985% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd.	1,331,416	-

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

17.

SHORT –TERM DEBT (CONTINUED)

	September 30, 2007	December 31, 2006
	(Unaudited)
Loan from Bank of China Kaiyuan Branch due April 27, 2008, monthly interest only payments at 7.3485% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	1,331,416	-

Loan from Bank of China Kaiyuan Branch due May 16, 2008, monthly interest only payments at 7.3485% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	665,708	-

Loan from Bank of China Kaiyuan Branch due May 9, 2008, monthly interest only payments at 7.3485% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	1,997,124	-

Loan from Evergrowing Bank Hangzhou Branch due June 4, 2008, monthly interest only payments at 7.3485% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	1,997,124	-

Loan from China Development Bank Haikou Branch, due December 21, 2007 and monthly interest only payments at 6.138% per annum, guaranteed by Haikou Assure Investment Ltd.	239,655	394,187

Loans from Changzhou Commercial Bank, due June 20, 2007, monthly interest only payments at 8.37% per annum, secured by assets owned by the Company (subsequently repaid on its due date).	-	1,822,081

Loans from Changzhou Commercial Bank, due June 20, 2007, monthly interest only payments at 8.37% per annum, secured by assets owned by the Company (subsequently repaid on its due date).	-	1,143,351

Loans from Changzhou Commercial Bank, due May 18, 2007, monthly interest only payments at 8.37% per annum, guaranteed by Jiangyin Huilun Co. Ltd (subsequently repaid on its due date).	-	270,614

Loans from Changzhou Commercial Bank, due May 28, 2008, monthly interest only payments at 8.541% per annum, secured by assets owned by the Company. Also see Note 14.	1,883,954	-

Loans from Changzhou Commercial Bank, due May 28, 2008, monthly interest only payments at 8.541% per annum, secured by assets owned by the Company. Also see Note 14.	1,178,304	-

Loans from Changzhou Commercial Bank, due November 28, 2008, monthly interest only payments at 8.541% per annum, guaranteed by Jiangyin Huilun Weave Co., Ltd.	1,331,416	-
Total short-term bank loans	$22,507,589	$17,829,100

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

17.

SHORT –TERM DEBT (CONTINUED)

Notes payable:

Due May 30, 2007 (subsequently repaid on its due date)	$-	$190,365
Due May 8, 2007 (subsequently repaid on its due date)	-	1,024,498
Due June 21, 2007 (subsequently repaid on its due date)	-	1,280,623
Due August 31, 2007 (subsequently repaid on its due date)	-	768,374
Due December 30, 2007, interest at 9.00% per annum	665,708	640,311
Due January 15, 2007 (subsequently repaid on its due date)	-	133,185
Due April 5, 2007, interest at 5.58% per annum (subsequently repaid on its due date)	-	320,156

Due April 20, 2007, interest at 5.58% per annum (subsequently repaid on its due date)	-	320,156
Due November 6, 2007 (subsequently repaid on its due date)	122,336	-
Due November 30, 2007, interest at 5.85% per annum	532,566	512,249
Due December 31, 2007, guaranteed by Donghong Taisheng Co., Ltd	266,283	256,125
Due October 15, 2007, interest at 6.40% per annum, guaranteed by Ge Xiaohu (subsequently repaid on its due date)	665,708	640,310
Due December 12, 2007	1,331,416	-
Due December 19, 2007	196,916	-
Due February 23, 2008	665,708	-
Due April 20, 2008, interest at 5.58% per annum	332,854	-
Due March 14, 2008	99,857	-
Due May 1, 2008, interest at 6.00% per annum	886,590	-
Due September 30, 2008	798,850	-
Due October 30, 2008, interest at 5.85% per annum	332,853	-

Total notes payable	6,897,645	6,086,352

Total short-term debt	$29,405,234	$23,915,452

All the notes payable are subject to bank charges of 0.05% of the principal as a commission on each loan transaction. Bank charges for notes payable were $7,850 and $1,908 for nine months ended September 30, 2007 and 2006, respectively.

Restricted cash of $2,416,233 is held as collateral for the following notes payable at September, 30, 2007:

Due November 6, 2007	$122,336
Due December 12, 2007	1,331,416
Due December 19, 2007	196,916
Due March 14, 2008	99,857
Due February 23, 2008	665,708
Total	$2,416,233

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

18.

LONG –TERM DEBT

Long-term debt consists of the following:

	September 30, 2007	December31, 2006
	(Unaudited)
Loans from Communication Bank of China Changzhou Branch, due September 9, 2007, monthly interest only payments at 5.58% per annum, guaranteed by Changzhou High-Tech Development District Co., Ltd.	$-	$3,717,380

Loans from Communication Bank of China Changzhou Branch, due September 9, 2008, monthly interest only payments at 5.58% per annum, guaranteed by Changzhou High-Tech Development District Co., Ltd.	1,331,416	-
Total long-term bank loan	1,331,416	3,717,380
Less: current portion	(1,331,416)	(3,717,380)
Long-term portion	$-	$-

Notes payable to unrelated companies:

Due December 31, 2008, interest charged at 1% per annum and guaranteed by Donghong Taisheng Co., Ltd	$256,124	$256,124
Due December 31, 2009, interest charged at 1% per annum and guaranteed by Donghong Taisheng Co., Ltd	384,187	384,187
Due February 20, 2009, interest charged at 1% per annum and unsecured	1,280,623	1,280,623
Total notes payable	$1,920,934	$1,920,934

Total long-term debt	$1,920,934	$1,920,934

19.

LONG-TERM INVESTMENTS

Long-term investments consist of the following:

	Ownership Interest	September 30, 2007	Ownership Interest	December 31, 2006
		(Unaudited)
At cost:
Hangzhou Longde Medical Machinery Co., Ltd.	-	$-	10.6%	$103,656
Hangzhou Jin'ou Medicine Co., Ltd	15%	199,173	15%	192,093
		$199,713		$295,749

On July 28, 2007, the Company entered into agreement with Hangzhou Handcrafts Cooperate Association to transfer its 10.6% interest in Hangzhou Longde Medical Machinery Co., Ltd. for $93,199 resulting in a loss of $10,457.

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

20.

INCOME TAXES

a)

Effect of Changes in Chinese Corporate Tax Law

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), which is effective from January 1, 2008. Under the new CIT Law, the corporate income tax rate applicable to the Company starting from January 1, 2008 will be 25%, replacing the currently applicable tax rate of 33%. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. As there is still no detailed implementation rulings released, the Company adjusted deferred tax balances as of September 30, 2007 based on their best estimates and will continue to assess the impact of such new law in the future. Effects arising from the enforcement of new CIT law have been reflected in the accompanying condensed consolidated financial statements.

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

Income tax expense for the nine months ended September 30, 2007 and 2006 is summarized as follows:

	For the Nine Months Ended September 30, (Unaudited)
	2007	2006
Current:
Provision for State Corporation Income Tax	$248,094	$274,845
Provision for Local Corporation Income Tax	24,809	27,485
	272,903	302,330
Deferred:
Provision for State Corporation Income Tax	(74,140)	129,743
Provision for Local Corporation Income Tax	(7,414)	12,974
	(81,554)	142,717

Income tax	$191,349	$445,047

The Company’s income tax expense differs from the “expected” tax expense for the nine months ended September 30, 2007 and 2006 (computed by applying the CIT rate of 26.4 percent to income before income taxes) as follows:

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

20.

INCOME TAXES (CONTINUED)

	For the Nine Months Ended September 30, (Unaudited)
	2007	2006

Computed “expected” expense	$287,181	$764,658
Tax rate adjustment	(4,391)	-
Valuation allowance	21,435	(12,167)
Time difference	(81,554)	99,022
Tax exemptions	(31,322)	(406,466)

Income tax expense	$191,349	$445,047

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006
	(Unaudited)
Deferred tax assets:
Current portion:
Consulting and audit expenses	$105,564	$105,564
Selling and distribution expenses	224,322	102,404
Bad debt provision	66,329	41,949
Other	44,285	45,797
Subtotal	440,500	295,714

Non-current portion:
Depreciation	82,800	65,416
Impairment and amortization	12,462	41,502
Bad debt provision	24,299	24,299
Pre-operating expenses	12,546	12,546
Research and development costs	281,453	281,453
Other	40,804	42,307
Less: Valuation allowance	(32,736)	(11,301)
Subtotal	421,628	456,222

Total deferred tax assets	862,128	751,936

Deferred tax liabilities:
Current portion:
Sales cut-off	27,170	134,954
Unrealized gains from marketable securities	30,710	30,710
Other	47,124	7,180
Subtotal	105,004	172,844

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

20.

INCOME TAXES (CONTINUED)

Non-current portion:
Subsidy income	192,105	192,105
Depreciation	59,520	28,963
Research and development costs	35,315	35,315
Government grant	58,841	58,841
Other	75,746	35,274
Intangible assets of acquisition	592,481	567,032
Subtotal	1,014,008	917,530

Total deferred tax liabilities	1,119,012	1,090,374

Net deferred tax liabilities	$(256,884)	$(338,438)

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

The VAT payable of $230,636 and $301,103 at and September 30, 2007 and December 31, 2006, respectively, are included in other payables and accrued expenses in the accompanying condensed consolidated balance sheets.

21.

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

On January 28, 2007, the Company sold the marketable securities for $376,481 resulting in a gain of $120,356 which was included in the condensed consolidated statement of income and comprehensive income for the nine months ended September 30, 2007.

22.

COMMITMENTS AND CONTINGENCIES

(a) Lease Commitments

The Company occupies plant and office space leased from third parties. Accordingly, for the nine months ended September 30, 2007 and 2006, the Company recognized rental expense for these spaces of $312,696 and $138,603 respectively.

As of September 30, 2007, the Company has outstanding commitments with respect to non-cancelable operating leases for real estate, which fall due as follows:

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

22.

COMMITMENTS AND CONTINGENCIES

(CONTINUED)

Period Ending September 30,	Amount
2007	$63,055
2008	153,415
2009	144,683
2010	144,683
2011	128,706
Thereafter	67,312
Total	$701,854

(b) Capital Commitment

As of September 30, 2007, the Company has outstanding commitments with respect to non-cancelable contract, which fall due as follows:

Period Ending September 30	Amount
2007	$420,585

(c) Contingencies

In 2006, the Company brought a legal action against Jiangxi Pharmaceutical Co., Ltd. and Hainan Licheng Pharmaceuticals Co., Ltd. for their infringement upon the patent of Etimicin transfusion. As the plaintiff, the Company has claimed compensation of approximately $38,590 for the infringement. According to the judge’s report from the local court in Haikou, PRC, on December 30, 2006, the Company won the lawsuit and Jiangxi Pharmaceutical Co., Ltd. and Hainan Licheng Pharmaceuticals Co., Ltd. will be required to pay $38,590 as compensation to the Company. However, Jiangxi Pharmaceutical Co., Ltd. and Hainan Licheng Pharmaceuticals Co., Ltd. appealed the ruling to a higher level court and the Company has not received the payment.  Considering the uncertainties of the legal proceeding, the Company did not record a contingent gain for this at September 30, 2007.

In December of 2005, the Company sued Hainan Haomai Pharmaceutical Co., Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. for their infringement upon the patent of Etimicin transfusion. As the plaintiff, the Company has claimed compensation of approximately $38,590 for the infringement. According to the judge’s report from the local court in Haikou, PRC, on January 18, 2007, the Company won the lawsuit and Hainan Haomai Pharmaceutical Co., Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. will pay $38,590 as compensation for the infringement.  However, Hainan Haomai Pharmaceutical Co., Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. appealed the ruling to a higher level court and the Company has not received the payment.  Considering the uncertainties of the legal proceeding, the Company did not record a contingent gain for this at September 30, 2007.

In January 2007, the Company was sued by Jiangying Xinqiao Construction Co., Ltd for an overdue construction payment of $243,318. The local judge held a court in April, 2007 which was still in progress.  The Company believes the claim is without merit and plans to vigorously contend the claim. As such, there is no contingent accrual at September 30, 2007.

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

On July 5, 2006, the Company registered 2,500,000 shares of its common stock, $0.001 par value on Form S-8 with the Securities and Exchange Commission. Pursuant to the registration statement, the Company issued 2,000,000 shares to employees and consultants.

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

For the three and nine months ended September 30, 2007, management of the Company provided a reserve on its accounts receivable to reflect management’s expectation on the collectibility of aged accounts receivable. Management’s estimation of the reserve on accounts receivable at September 30, 2007 was based on the current facts that there are aged accounts receivable. Management has assessed the customers’ ability to continue to pay the outstanding invoices timely, and whether their financial position will deteriorate significantly in the future which would result in their inability to pay their debts to the Company.

For the three and nine months ended September 30, 2007, the Company had made no impairments for Long-lived assets. Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company also periodically evaluates the amortization periods of its depreciable assets to determine whether subsequent events and circumstances warrant revised estimates of the useful lives.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

The following table sets forth selected statements of income data as a percentage of revenues for the three months indicated.

	Three Months Ended September 30,
	2007	2006

Revenues, net	100.00%	100.00%
Cost of goods sold	(48.25)%	(44.19)%
Gross margin	51.75%	55.81%
Selling and distribution	(18.82)%	(16.73)%
General and administrative	(13.44)%	(18.60)%
Research and development	(1.01)%	(0.65)%
Other expense	(5.87)%	0.21%
Income taxes	(2.08)%	(3.10)%
Minority interests	(3.49)%	(3.86)%
Net (loss) income	7.04%	13.09%

Revenues, Cost of Goods Sold and Gross Profit

Revenues for the three months ended September 30, 2007 were $7,373,770 an increase of $349,879 from $7,023,891 for the three months ended September 30, 2006. Compared to the third quarter of 2006, the increase in sales revenues from our group of companies engaging in the production of different types of Etimicin for the third quarter of 2007 and 2006 were as follows:

	Three Months Ended September 30,
Companies	2007	2006	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co., Ltd (“Hangzhou Aida”) specializes in the production of Etimicin powder	$2,524,765	$2,759,390	$(234,625)

Hainan Aike pharmaceutical Co., Ltd (“Aike”) specializes in the production of Etimicin transfusion	3,069,379	2,838,064	231,315

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”) specializes in the production of Etimicin injection	1,779,626	1,426,437	353,189

TOTAL	$7,373,770	$7,023,891	$349,879

For the three months ended September 30, 2007, the sales of Hangzhou Aida decreased by $234,625 or 8.50% as compared to the same period of 2006. The decrease in sales is mainly attributable to the decrease in sales of the Etimicin powder, “Aida”.

For the three months ended September 30, 2007, the sales of Hainan Aike increased by $231,315 or 8.15% as compared to the same period of 2006. The increase in sales can mainly be accounted for the increase in sales of the Etimicin transfusion product, “Aiyi”.

For the three months ended September 30, 2007, the sales of Fangyuan increased by $353,189 or 24.76% as compared to the same period of 2006. The increase in sales is mainly attributable to an increase in sales of Etimicin material product.

The cost of goods sold for the third quarter ended June 30, 2007 was $3,557,685 an increase of $454,169 from $3,103,516 for the same period of 2006. The increase in cost of goods sold can be analyzed as follows:

	Three Months Ended September 30,
Companies	2007	2006	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co. Ltd (“Hangzhou Aida”) specializes in the production of Etimicin powder	$846,239	$940,872	$(94,633)

Hainan Aike pharmaceuticalCo. Ltd (“Aike”) specializesin the production of Etimicin transfusion	1,941,099	1,724,307	216,792

Changzhou Fangyuan Pharmaceutical Ltd. (“Fangyuan”) specializesin the production of Etimicininjection	770,347	438,337	332,010

TOTAL	$3,557,685	$3,103,516	$454,169

The cost of goods sold of Hangzhou Aida for the three months ended September 30, 2007 decreased by $94,633, or 10.06% compared to $940,872 for the same period in 2006. The decrease in the cost of goods sold can mainly be accounted for by a decrease in sales.

The cost of goods sold of Aike for the three months ended September 30, 2007 increased by $216,792, or 12.57% compared to $1,724,307for the same period in 2006. The increase can mainly be explained by the decrease in sales.

The cost of goods sold of Fangyuan for the three months ended September 30, 2007 increased by $332,010, or 75.74% compared to $438,337 for the same period in 2006.The increase is mainly due to the increase in sales.

Compared to the three months ended September 30, 2006, the percentage gross profit margin for our Company decreased from 55.81% to 51.75% for the third quarter ended June 30, 2007.

Research and Developments

The cost of the research and development for the third quarter of 2007 was 74,514 representing the cost incurred for the clinical trials for Rh-Apo2l by Qiaer, as compared to $45,323 for the third quarter of 2006.

Selling and Distribution

Selling and distribution expenses increased from $1,175,000 for the three months ended September 30, 2006 to $1,387,818 for the same period this year, or a 18.11% increase. Compared to the same period in 2006, our increase in the expenses was because of the following:

	Three Months Ended September 30,
Breakdown of Expenses	2007	2006	Increase/ (Decrease)

Traveling expenses	$422,580	$523,221	$(100,641)
Office expenses	202,815	210,595	(7,780)
Payroll	131,087	52,418	78,669
Conference fees	76,869	17,275	59,594
Rent	83,906	12,774	71,132
Entertainment	157,452	42,368	115,084
Advertising expenses	17,190	162,653	(145,463)
Other expenses	295,919	153,696	142,223

TOTAL	$1,387,818	$1,175,000	$212,818

For the three months ended September 30, 2007 traveling expenses and office expenses decreased by $100,641 and 7,780, respectively, compared with the same period last year. The decrease was mainly explained that the Company controlled the traveling and office expenses by effective administration.

For the three months ended September 30, 2007 advertising expenses decreased by $145,463, compared with the same period last year. The decrease was mainly explained that the Company carried out several great advertisements for sales promotion in the third quarter last year and no such great advertisements for the same period this year.

For the three months ended September 30, 2007, the rent expenses of $83,906 incurred for Aike, increased by $71,132, compared to $12,774 for the same period last year.

General and Administrative

General and administrative expenses decreased from $1,306,226 for the three months ended September 30, 2006 to $991,216 for the same period this year, representing a 24.12% decrease. The details of general and administrative expenses for the three months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,
Breakdown of Expenses	2007	2006	Increase/ (Decrease)

Traveling expenses	$27,679	$49,643	$(21,964)
Office expenses	58,945	46,021	12,924
Payroll	97,654	140,111	(42,457)
Conference fees	19,322	17,800	1,522
Labor union & education & staff welfare	132,601	140,097	(7,496)
Consultancy fees	70,782	138,357	(67,575)
Entertainment	37,810	24,716	13,094
Depreciation	119,681	82,092	37,589
Amortization of intangible assets	163,064	452,463	(289,399)
Other expenses	263,678	214,926	48,752

TOTAL	$991,216	$1,306,226	$(315,010)

The consultancy fees which the company pays consultants for their consultation service decreased from $138,357 for the three months ended September 30, 2006 to $70,782 for the same period this year. The decrease was mainly attributable to a decrease of $79,360 in consultation service of Aida in the third quarter this year.

Amortization of intangible assets of $163,064 for the three months ended September 30, 2007 decreased by $289,399 from $452,463 for the same period last year. The decrease was explained by that amortization of deferred expense of $311,044 for the third quarter of 2006. On July 5, 2006, the Company issued 800,000 and 1,200,000 shares of common stock on Form S-8 with the Securities and Exchange Commission to employees and consultants, respectively. The deferred compensation is amortized over the service period.

Depreciation expenses of $119,681 for the three months ended September 30, 2007 increased by $37,589 from $82,092 fot the same period last year. The increase was mainly attributable to an increase of $28,431 in the depreciation expenses for Aida.

Other Income (Expenses)

Other income (expenses) decreased from $14,551 for the three months ended September 30, 2006 to $(433,086) for the same period this year. The other income (expenses) for the three months Ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,
Breakdown of Other Income (Expenses)	2007	2006	Increase/ (Decrease)

Interest expense, net	$(465,282)	$(459,511)	$(5,771)
Government grants	46,131	551,420	(505,289)
Investment income (loss)	(10,457)	-	(10,457)
Other (loss) income, net	(3,478)	(77,358)	73,880

TOTAL	$(433,086)	$14,551	$(447,637)

Net Interest expense for the three months ended September 30, 2007 increased slightly by $5,771 from $459,511 for the same period last year.

Government grants of $551,420 for the three months ended September 30, 2006 represented subsidies from the government. such income of $46,131 occurred for the same period this year.

Investment income (loss) of $(10,457) for the three months ended September 30, 2007 was mainly explained that he Company entered into agreement with Hangzhou Handcrafts Cooperate Association to transfer its 10.6% interest in Hangzhou Longde Medicine Machinery Co., Ltd. for $93,199 resulting in a loss of $14,285.And no such income occurred for the same period of 2006.

Income Taxes

Income tax expense was $153,182 for the three months ended September 30, 2007, as compared to $217,720 for the same period last year.

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

Net (Loss) Income

In the third quarter of 2007, our net income decreased by $400,224 to a net income of $519,061 from $919,285 in the same period in 2006.

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2006

The following table sets forth selected statements of income data as a percentage of revenues for the nine months indicated.

	Nine Months Ended September 30,
	2007	2006

Revenues, net	100.00%	100.00%
Cost of goods sold	(52.13)%	(49.24)%
Gross margin	47.87%	50.76%
Selling and distribution	(18.81)%	(24.05)%
General and administrative	(16.09)%	(14.73)%
Research and development	(1.27)%	(0.23)%
Other income (expense)	(5.87)%	(0.64)%
Income taxes	(1.02)%	(2.26)%
Minority interests	(3.01)%	(2.10)%
Net (loss) income	1.78%	6.75%

Revenues, Cost of Goods Sold and Gross Profit

Revenues for the nine months ended September 30, 2007 were $18,687,283 a decrease of $971,952 from $19,659,235 for the same time last year. Compared to the nine months of 2006, the decrease in sales revenues from our group of companies engaging in the production of different types of Etimicin for the nine months of 2007 and 2006 were as follows:

	Nine Months Ended September 30,
Companies	2007	2006	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co., Ltd (“Hangzhou Aida”) specializes in the production of Etimicin powder	$5,347,266	$6,830,259	$(1,482,993)

Hainan Aike pharmaceutical Co., Ltd (“Aike”) specializes in the production of Etimicin transfusion	9,087,966	9,609,484	(521,518)

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”) specializes in the production of Etimicin injection	4,252,051	3,219,492	1,032,559

TOTAL	$18,687,283	$19,659,235	$(971,952)

For the nine months ended September 30, 2007, the sales of Hangzhou Aida decreased by $1,482,993 or 21.71% as compared to the same period of 2006. The Chinese pharmaceutical industry suffers from a relatively rigorous industrial environment since last year mainly due to the frequent strict regulation policies and personnel change from SFDA. This negatively affected the sales of the Company in the short term. The new medicine tender system for hospitals in some regions such as some east-south areas of China, in the beginning of 2007 requires the hospitals to purchase medicines and drugs only from the manufacturer of Pharmaceutical rather than distributors, which resulted in sales returns from some distributors. The Company believes after renewal of distribution channel and rapid adaptation to the new system, we can overcome the short period disadvantage. In a view of the long run, the Company will benefit a lot from the restructuring of the industry and government regulation as a well-disciplined and innovative company. Meanwhile, some other Etimicin manufacturers who infringed the patent of Etimicin also created disorder of the market, thus bringing negative impact against the business performance of the company. But with the successful ongoing of the legal action, we believe that those manufacturers will stop producing and selling shortly. We see the recovery of our sales from the second quarter compared with that in the first quarter of this year. We believe that our operation and growth will continue to recover in the coming quarters. We also expect that the commercialization of our new drugs will improve the heavy reliance on Etimicin and lessen the fluctuation of our performance.

For the nine months ended September 30, 2007, the sales of Hainan Aike decreased by $521,518 or 5.43% as compared to the same period of 2006. The decrease in sales can mainly be accounted for the slight decrease in sales of the Etimicin transfusion product, “Aiyi”.

For the nine months ended September 30, 2007, the sales of Fangyuan increased by $1,032,559 or 32.07% as compared to the same period of 2006. The increase in sales is the result of the intense marketing and promotion programs of a new Etimicin injection product, “Chuangcheng”. Another reason is the increase in sales of the Etimicin material product.

The cost of goods sold for the nine months ended September 30, 2007 was $9,740,952 an increase of $61,385 from $9,679,567, for the year 2006. The increase in cost of goods sold can be analyzed as follows:

	Nine Months Ended September 30,
Companies	2007	2006	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co. Ltd (“Hangzhou Aida”) specializes in the production of Etimicin powder	$1,677,909	$1,959,058	$(281,149)

Hainan Aike pharmaceuticalCo. Ltd (“Aike”) specializesin the production of Etimicin transfusion	5,591,975	5,955,803	(363,828)

Changzhou Fangyuan Pharmaceutical Ltd. (“Fangyuan”) specializesin the production of Etimicininjection	2,471,068	1,764,706	706,362

TOTAL	$9,740,952	$9,679,567	$61,385

The cost of goods sold of Hangzhou Aida for the nine months ended September 30, 2007 decreased by $281,149, or 14.35% compared to $1,959,058 for the same period in 2006. The decrease in the cost of goods sold can mainly be accounted for by a decrease in sales by 21.71%.

The cost of goods sold of Aike for the nine months ended September 30, 2007 decreased by $363,828, or 6.11% compared to $5,5955,803 for the same period in 2006. The increase can mainly be explained by the decrease in sales.

The cost of goods sold of Fangyuan for the nine months ended September 30, 2007 increased by $706,362, compared to $1,764,706 for the same period in 2006.The increase is mainly due to the increase in sales.

Compared to the nine months ended September 30, 2006, the percentage gross profit margin for our Company decreased from 50.76% to 47.87% for the same period in 2007.

Research and Developments

The cost of the research and development for the nine months ended September 30, 2007 was 238,159 representing the cost incurred for the clinical trials for Rh-Apo2l by Qiaer, as compared to $45,111 for the same period of 2006.

Selling and Distribution

Selling and distribution expenses decreased from $4,728,989 for the nine months ended September 30, 2006 to $3,515,776 for the same period this year, or a 25.65% decrease. Compared to the same period in 2006, our decrease in the expenses was because of the following:

	Nine Months Ended September 30,
Breakdown of Expenses	2007	2006	Increase/ (Decrease)

Traveling expenses	$1,081,545	1,713,380	$(631,835)
Sale commissions	81,084	431,207	(350,123)
Office expenses	632,859	799,684	(166,825)
Payroll	343,879	249,098	94,781
Conference fees	136,786	141,647	(4,861)
Rent	283,638	105,807	177,831
Entertainment	351,711	117,031	234,680
Advertising expenses	21,873	566,413	(544,540)
Other expenses	582,401	604,722	(22,321)

TOTAL	$3,515,776	$4,728,989	$(1,213,213)

For the nine months ended September 30, 2007 sale commissions of $81,084 decreased by $350,123, compared with the same period last year. The decrease was due to the decrease in the sales with commissions for Fangyuan.

For the nine months ended September 30, 2007 traveling expenses, office expenses and advertising expenses decreased by $631,835, $166,825 and $544,540 respectively, compared with the same period last year. The decrease was mainly explained that the Company controlled the selling expenses by effective administration.

For the nine months ended September 30, 2007, the rent expenses of $283,638 incurred for the Beijing office , the biggest sales office for Aike, increased by $177,831, compared to $105,807 for the same period last year.

General and Administrative

General and administrative expenses increased from $2,896,205 for the nine months ended September 30, 2006 to $3,006,799 for the same period this year, representing a 3.82% increase. The details of general and administrative expenses For the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended September 30,
Breakdown of Expenses	2007	2006	Increase/ (Decrease)

Traveling expenses	$203,104	$188,765	$14,339
Office expenses	157,273	133,073	24,200
Payroll	526,580	422,687	103,893
Conference fees	42,253	27,564	14,689
Labor union & education & staff welfare	590,563	417,895	172,668
Consultancy fees	160,150	245,646	(85,496)
Entertainment	173,158	75,770	97,388
Depreciation	328,248	230,212	98,036
Amortization of intangible assets	537,449	680,617	(143,168)
Other expenses	288,021	473,976	(185,955)

TOTAL	$3,006,799	$2,896,205	$110,594

The labor union expenses & education expenses & staff welfare of $590,563 for the nine months ended September 30, 2007 increased by $172,668 from $417,895 for the same period last year. The increase was explained by the increase in the payroll per staff. And the payroll expenses of $526,580 for the nine months ended September 30, 2007 increased by $103,893 from $422,687 for the same period last year.

Amortization of intangible assets of $537,449 for the nine months ended September 30, 2007 decreased by $143,168 from $680,617 for the same period last year. The decrease was explained by that amortization of deferred expense of $311,044 for the third quarter of 2006. On July 5, 2006, the Company issued 800,000 and 1,200,000 shares of common stock on Form S-8 with the Securities and Exchange Commission to employees and consultants, respectively. The deferred compensation is amortized over the service period.

Depreciation expenses of $328,248 for the nine months ended September 30, 2007 increased by $98,036 from $230,212 for the same period last year. The increase was mainly attributable to an increase of $42,302 in the depreciation expenses for Fangyuan.

Other Income (Expenses)

Other income (expenses) decreased from $(124,625) for the nine months ended September 30, 2006 to $(1,097,792) for the same period this year. The other income (expenses) for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended September 30,
Breakdown of other income/(expenses)	2007	2006	Increase/ (Decrease)

Interest expense, net	$(1,180,813)	$(1,114,105)	$(66,708)
Government grants	95,998	1,097,724	(1,001,726)
Investment income	(10,457)	12,490	(22,947)
Gain on sale of marketable securities	120,356	-	120,356
Other (loss) income, net	(122,876)	(120,734)	(2,142)

TOTAL	$(1,097,792)	$(124,625)	$(973,167)

Net Interest expense for the nine months ended September 30, 2007 increased by $66,708 from $1,114,105 for the same period last year. The increase is mainly due to an increase in the interest for the short-term borrowings.

Government grants for the nine months ended September 30, 2007 decreased by $1,001,726 from $1,097,724 for the same period last year. The decrease is due to the decrease in subsidies from the government.

Investment income of $12,490 for the nine months ended  September 30, 2006 represented the sold income of 8.33% outstanding shares of Zhejiang Anglikang Pharmaceutical Co., Ltd at a price of $12,490 and the investment income (loss) of $(10,457) for the same period this year was mainly explained that he Company entered into agreement with Hangzhou Handcrafts Cooperate Association to transfer its 10.6% interest in Hangzhou Longde Medicine Machinery Co., Ltd. for $93,199 resulting in a loss of $14,285

Gain on sale of marketable securities of $120,356 for the nine months ended September 30, 2007 represented income from Chinese securities investment and no such income was incurred for the same period last year.

Income Taxes

Income tax expense was $191,349 for the nine months ended September 30, 2007, as compared to $445,047for the same period last year.

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

Net (loss) Income

For the nine months ended September 30, 2007, our net income decreased by $993,285 to a net income of $333,388 from $1,326,673 in the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance increased by $1,576,484 to $7,693,300 as of September 30, 2007, as compared to $6,116,816 as of December 31, 2006. The increase was mainly attributable to cash in flow of financing activities and depreciation and amortization of $3,058,496 and $1,476,339, respectively, a decrease in accounts receivable of $5,566,175. The increase in cash flow was partially offset by cash out flow of investment activities of $7,940,071, an increase in inventories of $1,319,475, and a decrease in accounts payable of $885,626. The net cash flow was $1,576,484 for the nine months ended September 30, 2007.

Our cash flow from operations amounted to $6,506,533 for the nine months ended September 30, 2007, compared to $579,266 for the same period last year.

Our cash flow used in investing activities amounted to $7,940,071 of which $2,312,740 was issuance of notes receivable. The Company invested $2,578,149 in the deposit for long term investment, invested $1,924,724 in the purchases of plant and equipment and lent to employees $1,279,916.

The net cash used in financing activities amounted to $3,058,496 of which $23,290,420 was the proceeds from short-term debt.

At September 30, 2007, the Company had short-term debt of $29,405,234 of which $22,507,589 was short-term bank borrowings and the remaining $6,897,645 represented notes payable to unrelated parties. The interest for the short-term borrowings varied from 5.3625% to 8.541% per annum whereas the notes payable to unrelated parties is interest free. The Company believes that the cash generated from normal operation will be sufficient to pay off its liabilities as the short-term borrowings and commitments fall due.

Working Capital

Our working capital deficiency increased by $3,099,206 to $8,848,137 at September 30, 2007, as compared to $5,748,931 at December 31, 2006. The increase in working capital deficiency at September 30, 2007 was mainly attributable to our increase in short term debt of $5,489,782 and customer deposits of $727,669 and a decrease in accounts receivable of $5,582,631 offset by the decrease in accounts payable and current portion of long-term debt of $885,627 and $2,385,964 and an increase in cash of $1,576,484, notes receivable of $1,403,648, due from employees of $1,279,915 and inventories of $1,319,475.

The Company currently generates its cash flow through operations and the Company believes that its cash flow generated from operations will be sufficient to sustain operations for the next twelve months. Also, from time to time, the Company may require extra funding through financing activities and investments for expansion. Also, from time to time, the Company may come up with new expansion opportunities for which our management may consider seeking external funding and financing. However, as of September 30, 2007, the Company had no solid plan for additional capital through external funding and financing.

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

In January 2007, the Company was sued by Jiangying Xinqiao Construction Co., Ltd for an overdue construction payment of $243,318. The Company believes the claim is without merit and plans to vigorously contend the claim. As such, there is no contingent accrual at September 30, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

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

AIDA PHARMACEUTICALS, INC.

Date: November 14, 2007

/s/ Biao Jin

Mr. Biao Jin

Chief Executive Officer

Date: November 14, 2007

/s/ Hui Lin

Ms. Hui Lin

Chief Financial Officer