Form 10KSB
period 2007-12-31
AIDA PHARMACEUTICALS INC
filed 2008-03-31
CIK 1220286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☐

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to______________

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

Yes ☐    No ☒

State issuer’s revenues for its most recent fiscal year: $29,203,786

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the issuer’s voting and non-voting common equity held as of March 14, 2008 by non-affiliates of the issuer was approximately $32,400,000 based upon the closing price of the registrant’s common stock of $1.20 per share as of March 14, 2008.  As of December 31, 2007, there were 27,000,000 shares of common stock outstanding.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 14, 2008, the Company had 27,000,000 shares of common stock issued and outstanding.

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

Transitional Small Business Disclosure Format (Check one): Yes  ☐   No ☒

TABLE OF CONTENTS

		PAGE
PART I

ITEM 1.	Description of Business	4

ITEM 2.	Description of Property	28

ITEM 3.	Legal Proceedings	28

ITEM 4.	Submission Of Matters To A Vote Of Security Holders	29

PART II

ITEM 5.	Market For Common Equity and Related Stockholder Matters	30

ITEM 6.	Management Discussion and Analysis	31

ITEM 7.	Financial Statements	39

ITEM 8.	Changes In And Disagreements With Accountants On
	Accounting And Financial Disclosures	39

ITEM 8A.	Controls and Procedures	40

ITEM 8B.	Other Information	40

PART III

ITEM 9.	Directors, Executive Officers, Promoters And Control Persons,
	Compliance With Section 16(A) Of The Exchange Act	41

ITEM 10.	Executive Compensation	42

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management	43

ITEM 12.	Certain Relationships and Related Transaction	45

ITEM 13.	Exhibits	47

ITEM 14.	Principal Accounting Fees and Services.	47

PART I

Forward Looking Statements

This Form 10-KSB and other reports filed by registrant from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, registrant’s management, as well as estimates and assumptions made by registrant’s management.  When used in the Filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to registrant or registrant’s management identify forward-looking statements.  Such statements reflect the current view of registrant with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to registrant’s industry, registrant’s operations and results of operations and any businesses that may be acquired by registrant.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

Item 1.

Description of Business

Our History

AIDA Pharmaceuticals, Inc. (formerly known as BAS Consulting, Inc.) (the “Company”) was incorporated in the State of Nevada on December 18, 2002 (inception). We attempted to operate as a consulting firm and was not successful.  We then began to seek an acquisition candidate and on December 8, 2005, we completed and closed the Share Exchange Agreement (the “Agreement”) dated as of June 1, 2005 by and among BAS Consulting, Inc., Earjoy Group Limited, a British Virgin Islands international business company, and the shareholders of Earjoy Group Limited (the “Earjoy Shareholders”). A copy of the Agreement was previously filed as an Exhibit to our Current Report on Form 8-K dated June 1, 2005 as filed with the Securities and Exchange Commission (the “SEC”) on June 15, 2005.

On March 6, 2006, we amended our Articles of Incorporation to change our name to “AIDA Pharmaceuticals, Inc.”. As a result of the said acquisition, we now operate the business of AIDA Pharmaceuticals, Inc.

On July 5, 2006, we registered 2,500,000 shares of our common stock, $.001 par value (“Common Stock”) on Form S-8 with the SEC. Pursuant to the registration statement, we issued 2,000,000 shares of Common Stock to our employees and consultants.

On November 13, 2007, we filed a registration statement on Form SB-2 with the SEC to register an aggregate 1,300,000 shares of Common Stock that have already been issued to the selling security holder, Panasia Strategy Investment Co., Ltd, in private placement transactions that were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended and an additional 1,200,000 Units, each Unit consisting of one share of Common Stock, one Class A Redeemable Warrant and one Class B Redeemable Warrant that are being offered by the Company. The registration statement on Form SB-2 became effective on January 29, 2008.

Our headquarters are located in Hangzhou, the People’s Republic of China.

Subsidiaries

We have the following subsidiaries:

•

Earjoy Group Limited, (“Earjoy”)

•

Hangzhou Aida Pharmaceutical Co., Ltd (“Hangzhou Aida”);

•

Hangzhou Boda Medical Research and Development Co., Ltd. (“Boda”);

•

Hainan Aike Pharmaceutical Co., Ltd. (“Aike”);

•

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”); and

•

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

Hangzhou Aida is a fully-integrated pharmaceutical company engaged in the development, manufacture, marketing, licensing, and distribution of pharmaceutical products primarily in mainland China.  Hangzhou Aida (including its subsidiaries) has a total of nine production lines for the manufacture of antibiotics, cardiovascular and anti-tumor drugs in various forms, including injectable powder, injectable liquid, capsules, tablets and ointments. Hangzhou Aida’s primary product is Etimicin Sulfate the injectable powder form. All of them have been certified according to the Good Manufacturing Practices (“GMP”) guidelines issued by the State Food and Drug Administration of the People’s Republic of China (“SFDA”). Hangzhou Aida sells its Category-A antibiotic (Etimicin Sulphate under the trademark “Aida” and “PanNuo” etc. All these products are prescription drugs that are sold mainly to the hospitals in mainland China.

Boda is a wholly-owned subsidiary of Hangzhou Aida and engages itself in the research and development of new drugs.

Aike was once a 50% owned subsidiary of Hangzhou Aida. In August 2006, Hangzhou Aida increased its position through an additional direct investment of $568,994 into Hainan Aike and making a $63,222 purchase of the interests held by a third-party institutional shareholder Merlin Green Canada Inc. Thereafter, Hainan Aike became a 60.61% owned subsidiary of Hangzhou Aida. Hangzhou Aida exercises significant influence over Aike by controlling over 60.61% of its voting rights. Aike owns 95% of Yangpu Aike Pharmaceutical Co., Ltd. (“Yangpu”). Aike specializes in the production of transfusion type of Etimicin “AiYi”.

Fangyuan is a 66% owned subsidiary of Hangzhou Aida. Fangyuan is sole supplier of raw material for Etimicin and is also a major producer of the liquid type of Etimicin “ChuangCheng”.

On August 8, 2006, Hangzhou Aida purchased 77.5% of the outstanding shares of Qiaer  collectively from Zhejiang Pharmaceutical Co., Ltd , Shanghai Handsome Biotech Co., Ltd and Zhongtuo Times Investment Co., Ltd.   Qiaer was founded in 2001 and is located in the Zhangjiang Hi-tech development zone in Shanghai, PRC.  The key product of Qiaer is rh-Apo21, a pioneering potential biopharmaceutical therapy with genetic engineering techniques used for cancers. Qiaer has applied for three patents from the PRC government authority, one of which has been granted with the other two in process. The Phase I clinical trial of rh-Apo2l has been successfully completed and the Phase II clinical trial has been initiated.

On March 26, 2008, Hangzhou Aida signed a purchase agreement with Jin’ou Medicine Co., Ltd to acquire a 43% equity interest in Jiangsu Institute of Microbiology Co., Ltd.  Also on the same day,  Fangyuan signed a purchase agreement with Jiangyin Hi-tech Group to acquire 55% interest in Jiangsu  Institute of Microbiology Co.,Ltd.

Jiangsu Institute of Microbiology Co., Ltd (“JSIM”) is located in Wuxi City of Jiangsu Province, which is about  320km from Hangzhou, where our headquarters are located. It is a high level research institute in the field of microbiology. With over 30 years of research experience, JSIM has a team of more than 30 scientists and engineers. JSIM has completed more than 200 research projects with over 20 being national level key projects . JSIM owns more than 20 patents. Several new drugs and microbial strains are now undergoing research by JSIM. Among them is Wetimicin, a new generation Aminoglycoside antibiotic, which is now in Phase I clinical trial stage.

Upon the closing of the abovementioned purchase agreements, Jiangsu Institute of Microbiology Co.,Ltd will become a subsidiary of us. Below is a diagram of what will be our corporate structure upon consummation of the purchase of Jiangsu Institute of Microbiology Co., Ltd:

Our Current Products

Below are our major products:

Product	Produced By	Specification	Standard/Category
Etimicin Sulfate Injection Powder	Aida	50mg, 100mg, 150mg	National Category-A
Etimicin Sulfate Injection liquid	Fangyuan	1ml, 2ml, 4ml	National Category-A
Etimicin Sulfate for transfusion	Aike	100ml(with 100mg/200mg)	National Category-D

Etimicin Sulfate is the first antibiotic developed in the PRC. It is a new generation of the amino glycoside family of antibiotics.

We have the exclusive right to produce Etimicin Sulfate in powder form for injection and for transfusion here in the PRC and our subsidiary, Fangyuan, is one of the two producers, which exclusively produces Etimin Sulfate liquid for injection in the PRC. The patent is protected through 2013.

We also have patent certificates from six foreign countries, including U.S.A., Russia and United Kingdom.

Etimicin Sulfate is suitable for the treatment of various inflammations, such as:

•

Respiratory infection, such as acute bronchitis, acute onset of chronic bronchitis and pulmonary infections;

•

Kidney and urinogenital infection, such as acute pyelonephritis or acute onset of chronic cystitis;

•

Soft skin tissue infection; and

•

Trauma and operations (before and after) preventive uses.

According to our market study, we believe that we have more than 75% of the total market share of Etimicin Sulfate in mainland China.

We are able to produce a full range of Etimicin Sulfate products, namely, in powder, transfusion and liquid forms and this is one of our significant and unique advantage over our competitors.

Products Under Development

The following are some major new products currently under development:

•

Apoptotic Factor (rh-Apo2l). Rh-Apo2l is being evaluated in a Phase II trial as a potential cancer therapeutic. The Phase I clinical trials were completed at the end of June, 2006 and the Phase II started in February of 2007. Our subsidiary, Qiaer , has  applied for three patents from the PRC government authority. Two patents have been granted and the third is currently in process. We plan to complete the Phase II clinical trials in April 2008 and start the Phase III clinical trails in the second half of 2008.   We anticipate completing Phase III clinical trials and obtaining production approvals from the SFDA the first half of 2009.

•

Vasostatin –Apo2L is a recombinant fusion protein that is being tested as a potential cancer drug.  Our subsidiary, Qiaer is conducting preclinical research on it. It integrates the function of extracted fragment of Vasostatin, an inhibitor of angiogenesis and tumor growth, with the function of rh-Apo2l which induces the apoptosis of cancer cells. Our scientists believe the integration may show better efficacy in cancer treatment.

•

Prodigiosin to Treat Pancreatic Cancer. Prodigiosin, a naturally occurring red pigment, is currently in pre-clinical trials for the treatment of pancreatic cancer. We are developing a method to utilize the biochemical properties of Prodigiosin to create a non-invasive treatment for pancreatic cancer. It is now under preclinical research.

•

Anti-CD86 Monoclonal Antibody to Treat Immunity Diseases. Certain immunity diseases activate T-cells (a type of white blood cell), causing them to unnecessarily attack healthy tissue. Our goal in developing the Anti-CD86 Monoclonal Antibody is to inhibit T-cells from harming healthy tissue. It is now under preclinical research.

•

Anti-CTLA-4 Monoclonal Antibody to Inhibit Tumor Growth. In the case of certain cancers, tumors over-express self-proteins, essentially hiding the tumor from the immune system. We are is in the development stages of an Anti-CTLA-4 Monoclonal Antibody, which may relieve the inhibition of T-cells allowing them to identify the over-expressed proteins and in turn naturally attacking cancer cells without harming healthy tissues. It is now under preclinical research.

We are optimistic about the market potential of our products for the following reasons:

•

The demand for international quality drugs by the Chinese populace has historically increased as per capita income and the standard of living increase;

•

According to our own internal market research and estimates, we believe the sale of Etimicin Sulfate is estimated to grow at an annual rate of about 20% for the next three years after several years of market development;

•

We are planning to build up an international business relationship with global partners and if successful, would lead to growth in our international sales;

•

We are able to produce different types of Etimicin Sulfate products, which is our unique advantage over our competitors ;

•

We are preparing for the production of several new drugs especially the commercialization of Qiaer’s rh-Apo2l within two years, which we anticipate should boost our sales.

Industry Regulation

PRC drug legislation, enacted in 1985, requires that new drugs be approved by the national drug regulatory authority before they can be marketed in the PRC. Since the enactment of this legislation, the PRC has significantly improved its regulatory review process for new drugs. At the same time, the pharmaceutical industry in the PRC also witnessed considerable growth. With the PRC’s accession into the World Trade Organization, the Chinese pharmaceutical industry will continue to experience change. The new Drug Registration Regulation, which is compatible with the World Trade Organization agreement, went into effect on December 1, 2001.

(i)

Regulatory authorities

In the PRC, the State Food and Drug Administration (or the SFDA), is the authority that monitors and supervises the administration of pharmaceutical products and medical appliances and equipment as well as food, health food and cosmetics. The SFDA’s predecessor, the State Drug Administration (or the SDA), was established on August 19, 1998 as an organization under the State Council to assume the responsibilities previously handled by the Ministry of Health of the PRC (or the MOH), the State Pharmaceutical Administration Bureau of the PRC and the State Administration of Traditional Chinese Medicine of the PRC. The SFDA was founded in March 2003 to replace the SDA.

The MOH is an authority at the ministerial level under the State Council and is primarily responsible for national public health. Following the establishment of the SFDA in 2003, the MOH was put in charge of the overall administration of the national health in the PRC excluding the pharmaceutical industry. The MOH performs a variety of tasks in relation to the health industry such as establishing social medical institutes and producing professional codes of ethics for public medical personnel. The MOH is also responsible for overseas affairs, such as dealings with overseas companies and governments. According to the latest election by the National People’s Congress, the SFDA is now under the auspices of the MOH.

(ii)

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

 (iii)

Examination and approval of new medicines

In October 2002, the SFDA announced the Administrative Measures on the Registration of Pharmaceutical Products, which were later revised on February 28, 2005. Under the current applicable regulations, new medicines generally refer to those medicines that have not yet been marketed in the PRC. In addition, certain marketed medicines may also be treated as new medicines if the type or application method of such medicines has been changed or new therapeutic functions have been added to such medicines. According to the Administrative Measures on the Registration of Pharmaceutical Products, approval of new medicines requires the following steps:

•

upon completion of the pre-clinical research of the new medicine, application for registration of the new medicine shall be submitted to the drug regulatory authorities at the provincial level for review. After completion of its review, the drug regulatory authorities at the provincial level shall submit their opinion and report to the SFDA for review;

•

if all the requirements are complied with, the SFDA will issue a notice of acceptance of application and proceed with its assessment on whether or not to grant the approval for conducting the clinical research on the new medicine;

•

after obtaining the SFDA’s approval for conducting the clinical research, the applicant may proceed with the relevant clinical research (which is generally conducted in three phases for a new medicine under the Medicine Registration Measures) at qualified institutions:

o

Phase I refers to the preliminary clinical trial for clinical pharmacology and body safety. It is conducted to observe the human body tolerance for new medicine and pharmacokinetics, so as to provide a basis for determining the prescription plan.

o

Phase II refers to the stage of preliminary evolution of clinical effectiveness. The purpose is to preliminarily evaluate the clinical effectiveness and safety of the medicine used on patients with targeted indication, as well as to provide a basis for determining the Phase III clinical trial research plan and the volume under the prescription plan.

o

Phase III is a clinical trial stage to verify the clinical effectiveness. The purpose is to test and determine the clinical effectiveness and safety of the medicine used on patients with targeted indication, to evaluate the benefits and risks thereof, and, eventually, to provide sufficient basis for review of the medicine registration application.

•

after completion of the relevant clinical research, the applicant shall submit its clinical research report together with the relevant supporting documents to the drug regulatory authorities at the provincial level and shall provide raw materials of the standard products to the PRC National Institute for the Control of Pharmaceutical and Biological Products;

•

the drug regulatory authorities at the provincial level shall then review the relevant documents, conduct site inspections and sample examinations and thereafter submit their opinion, inspection report and other application materials to the SFDA for review;

•

the PRC National Institute for the Control of Pharmaceutical and Biological Products will arrange for the examination of the sample new drug supplied by the relevant medicine examination institutes and will then issue the examination result report to the SFDA; and

•

if all the regulatory requirements are satisfied, the SFDA will grant a new drug certificate and a pharmaceutical approval number (assuming the applicant has a valid Pharmaceutical Manufacturing Permit and the requisite production conditions for the new medicine have been met).

In July 2007, the SFDA enacted the latest amended Administrative Measures on the Registration of Pharmaceutical Products, which went in effect on October 1, 2007. The new regulation requires stricter administrative measures on the application and registration of new drugs.

Good Manufacturing Practices (“GMP”)

GMP guidelines define standards for the pharmaceutical manufacturing process to reduce the possibility of contamination errors.

The World Health Organization (“WHO”) initiated the GMP system in the 1960s, and the PRC adopted it in the early 1980s. The PRC government issued its own GMP standards in 1988, followed by two sets of revisions, the most recent in 1999. Under new GMP management guidelines, pharmaceutical producers must set up special administrative offices to supervise production and product quality. Administrative personnel must be pharmaceutical professions with prior experience, and technicians responsible for quality testing must receive professional training.

SFDA issued the “Quality Control Convention in Drug Production” in September 1999. This convention provides guidelines for various kinds of drug manufacture in keeping with GMP standards. It states provisions concerning drug verification and authentication, including facility and equipment installation, operation, property and products. GMP certification for powder injections, large capacity injections and genetically engineered products were completed in 2000.

We now have, in the aggregate, nine production lines in Hangzhou Aida and its subsidiaries,  Fangyuan and Aike. All of them have been certified according to the GMP guidelines. We are now building a new production line for the commercial production of rh-Apo2l and plan to apply for GMP certification in the first half of 2009.

Research and  Development

We undertake our research and development (“R&D”) efforts through in-house organizations as well as through alliances and cooperation with other R&D laboratories, institutions and universities. Such an approach would ensure lower cost, minimized risk, increased efficiency, and faster reaction to the market.

We will also retain a high degree of capability in developing new drugs and technologies. We presently have three R&D centers located in the Shanghai, Jiangsu and Zhejiang Provinces. These R&D centers are staffed with a total of over thirty research engineers, scientists and eight senior consultants.  These professionals have well-rounded experience in the pharmaceutical industry, including manufacturing and R&D specializations.

We have also established long-term cooperation with several top research institutions and universities in the PRC, including Tianjin University, China Pharmaceutical University and Fudan University, for the development of new pharmaceuticals.

We have entered into agreements with these universities and institutions that grant us the right of first refusal to acquire new products developed at these facilities.  Generally, our policy is to make the acquisition when the new drug is entering the third stage of clinical testing. As such, it allows us to minimize risk as well as to decrease development costs while increasing efficiency.

Manufacturing

Our main production facilities are located in Hangzhou in the Zhejiang Province, in Changzhou in the Jiangsu Province and in Haikou in the Hainan Province.

The raw materials and supplies for manufacturing at the plants are sourced from domestic suppliers. Our main purchases include packaging materials, chemicals and intermediates, some of which are pursuant to long-term contracts with our suppliers.

We have never experienced any difficulty in obtaining raw materials and/or supplies required for production. There are many domestic suppliers for the raw materials other than for Etimicin Sulfate base.

There are only two suppliers for Etimicin Sulfate base, namely, Changzhou Fangyuan Pharmaceutical Co., Ltd. in Changzhou, Jiangsu Province and Shanhe Pharmaceuticals Co., Ltd. (“Shanhe”) in Wuxi, Jiangsu Province.

We acquired control of Fangyuan so we are confident that the raw material supply base required for producing Etimicin Sulfate is ensured.

All of our nine production lines for manufacturing have obtained GMP accreditation from the SFDA. Our Quality Assurance Department has instituted a complete quality assurance system under which our employees are continuously trained and re-trained for maintaining overall GMP standards as well as product quality excellence. We are now building a new production line for the commercial production of rh-Apo2l and plan to apply for GMP certification in the first half of 2009.

We have never experienced any significant return of purchased products and have gained consistent customer praise.

In order to monitor our costs, we have implemented policies and procedures to monitor:

•

adequacy of raw materials, supplies and packaging materials;

•

the efficiency of each production process; and

•

the physical condition of equipment, parts and consumables.

Cost targets are established and executed based on these policies and procedures.

Hangzhou Aida has obtained ISO14001 certification.

We are extremely attentive to protecting the environment by taking active measures in accordance with the environmental protection requirement.  None of our manufacturing plants has been cited for violating any local and/or national environmental protection regulations.

Solid waste from our plants is washed with clean water prior to disposal. The used water and wastewater are sent to the wastewater treatment plant via a special pipeline.  A minor amount of generated coal ash and slag are treated and noise is abated in accordance with current regulations.

Intellectual Property and Trademarks

Our pharmaceutical products have all necessary manufacturing licenses issued by the national regulatory agencies.

Etimicin Sulfate, a Category-A drug, is protected by a patent until 2013.  Pursuant to an agreement with the patent owner of Etimicin Sulfate, Jiangsu  Institute of Microbiology Co.,Ltd, we are the exclusive licensed manufacturer of the injectable powder and tranfusion form of Etimicin Sulfate for the term of its patent. We are one of the two exclusive manufacturers of the injectable form of Etimicin Sulfate.

Upon the acquisition of Jiangsu  Institute of Microbiology Co.,Ltd, as described under Item 1. Description of Business – Subsidiaries above,  we will, through our subsidiaries, Hangzhou Aida and Fangyuan, own a majority stake in the patent to Etimicin Sulfate. The application for the registration of the patent for Etimicin Sulfate was filed with the PRC Patent Bureau (predecessor of the State Intellectual Property Office in Apr.23, 1993) and was approved in August 22, 1998. According to the related laws and regulation, the patent will be valid till Apr.13, 2013.

We market our pharmaceutical products under the trademark “Aida,” ”AiYi”, ”ChuangCheng”, “PanRou” etc. These trademarks are all duly registered and have individual barcodes to protect against forgery.

Personnel

We presently have approximately 450 employees in total, with over 180 at our headquarters in Hangzhou.  Each employee has executed a labor  agreement with us, in accordance with the Labor Agreement Regulation of People’s Republic of China.

All our employees are full-time employees.

Below is the breakdown of our employees according to their occupation:

Occupation	Number of employees
Management	20
Manufacturing	140
Sales and marketing	160
Research and development	35
Logistics and administrative	95

Competition

We believe that price, quality, and promotion are the three most competitive factors in the pharmaceutical sector in PRC.

Price: There are currently approximately 2,000 drugs listed on the National Essential Drugs List. This list functions as a guideline for the local, provincial, and metropolitan lists, which govern actual reimbursement. Technically, these local lists can only deviate from the national list by 10%. However in reality, prices are effectively determined by the targeted market segment.

Quality: Western medications are often seen as superior in almost all categories. Our product, Etimicin Sulfate competes in this market segment with the former generation of aminoglycocide antibiotics Netimincin. But, being a newer generation drug, we believe that it is superior to its predecessors and has lower toxicity compared with others.

Promotion: The PRC government has worked very hard to reign in unethical marketing practices in the healthcare sector. We have been marketing our products successfully through our sales network.

Our strategy in competing with our competitors is to control all facets of our research and development, including formulation development, clinical studies, regulatory submissions and manufacturing.

In addition, we market our own branded products directly to health care professionals through our own sales force.

A key element of our business is the development, manufacture and sale of branded pharmaceutical products that incorporate our expertise in research and development and exclusive relationships with raw material suppliers, which provide significant therapeutic advantages over existing competing formulations.

We also work to develop synergistic marketing partnerships in the PRC and around the world in areas such as technology licensing, clinical research, product development, in-licensing and out-licensing of products, co-development and co-marketing agreements.

Marketing Strategy

(i)

Our Sales Team

We have over 150 salespeople spread throughout the PRC dedicated to marketing our products. 30% of the team members are graduates of medical or pharmaceutical schools and over 50% have over three years of sales experience.

The team is under the supervision of one highly experienced vice president, with over nine years of experience in national sales management. Additionally, we schedule frequent and regular training sessions for sales personnel to retain and increase their knowledge of our products as well as to improve selling techniques.

(ii)

Marketing Organization and Sales Network

We have been emphasizing our marketing efforts on the prescription drug market. Presently in the PRC, a drug manufacturer must sell through the local pharmaceutical wholesaler instead of directly to the hospitals. At the same time, the manufacturers would have to promote their products to doctors through hospital representatives. We recognize revenue on the delivery of drugs to the wholesalers.

Our major products, including Etimicin Sulfate, are listed in the Drug Catalog for Basic National Medical Insurance and are recognized by the medical insurance system.

We divide the domestic market into two large regions, namely, Northern Region and Southern Region using the Yangtze River as a line for demarcating the two regions.  Special emphasis is given to markets in Eastern China and the Coastal Regions, as those areas are the most affluent areas in the PRC.

To augment our sales force, we also engage local agents. We have established selling and marketing offices in over twenty provinces, autonomous regions, and the four municipalities under the central government, and have representatives for establishing and maintaining relations with local hospitals and wholesalers. Currently, we have established close relations with over 200 wholesalers.  Through this extensive national network, our drugs are being sold to several hundred county, city and provincial hospitals.

(iii)

Sales and Marketing Management

We maintain an English-Chinese website, www.aidapharma.com, for introducing our products as well as to allow our customers to place purchases online.

We keep frequent academic communications with hospitals and specialists. We also organize seminars for hospitals and wholesaler personnel and deploy our regional representatives to inform the medical health care providers of the application of our various drugs as well as to report any drug safety issues back to the home offices.

We publish studies related to our products and research results in medical journals. Industrial shows and exhibitions are also useful means for us to learn more market and competitive information and explore the company’s influence and visibility.

In order to strengthen and motivate our sales personnel, we have instituted an annual incentive and review system.

RISK FACTORS

Before investing in our Common Stock, you should carefully consider the following risk factors, the other information included herein and the information included in our other reports and filings. Our business, financial condition, and the trading price of our common stock could be adversely affected by these and other risks.

Risk Factors Related to Our Business

We must obtain additional financing to execute our business plan and a failure to do so could have a material adverse effect on our business, financial conditions and results of operations.

The revenue from the production and sale of our pharmaceutical products and the projected revenue from these products are not adequate to support our expansion and product development programs. We will need substantial additional funds to build our new production facilities, pursue further research and development, obtain regulatory approvals, file, prosecute, defend and enforce our intellectual property rights and market our products. We will seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources. We could enter into collaborative arrangements for the development of particular products that would lead to our relinquishing some or all rights to the related technology or products.

There are no assurances that future funding will be available on favorable terms or at all. If additional funding is not obtained, we will need to reduce, defer or cancel development programs, planned initiatives or overhead expenditures, to the extent necessary. The failure to fund our capital requirements could have a material adverse effect on our business, financial condition and results of operations.

Our limited operating history makes it difficult to evaluate our future prospects and results of operations

We have a limited operating history. We commenced operations in 1999. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries such as the pharmaceutical industry in the PRC.  Some of these risks and uncertainties relate to our ability to:

•

maintain our position as one of the pharmaceutical market leaders in the PRC;

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

We are currently dependent on our flagship product, Etimicin Sulfate. A reduction in revenue of Etimicin Sulfate would cause our revenues to decline and could materially harm our business.

We are largely dependent on sales of our pillar product, Etimicin Sulfate. Revenue from sales of Etimicin Sulphate accounted for 88% of our total revenues for the year ended December 31, 2007. We are developing some new products which will account a large portion of our revenue in the future. But we expect that sales of Etimicin Sulfate will continue to comprise a substantial portion of our revenues in the coming two years.

Any reduction in revenue from Etimicin Sulfate will have a direct negative impact on our business, financial condition and results of operations. Our Etimicin Sulfate associated revenues could be adversely affected by a variety of factors, including:

•   increased competition;

•   new product introductions;

•   government-imposed pricing constraints;

•   intellectual property issues;

•   problems with raw materials supply;

•   disruptions in manufacturing or distribution; and

•   newly discovered safety issues.

Due to our relative lack of product diversification, an investment in our Company may entail more risk than investments in companies that offer a wider variety of products or services. Despite our efforts, we may be unable to develop or acquire new products that would enable us to diversify our business and reduce our dependence on Etimicin Sulfate.

We cannot assure you that our organic growth strategy will be successful.

One of our growth strategies is to grow organically through increasing the distribution and sales of our products by penetrating existing markets in the PRC and entering new geographic markets in the PRC as well as other parts of Asia and the United States. However, many obstacles to entering such new markets exist, including but not limited to, international trade and tariff barriers, shipping and delivery costs, costs associated with marketing efforts abroad and maintaining attractive foreign exchange ratios. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to implement this organic growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

We cannot assure you that our acquisition growth strategy will be successful.

In addition to our organic growth strategy, we also expect to grow through strategic acquisitions. We intend to pursue opportunities to acquire businesses in the PRC that are complementary or related in product lines and business structure to us. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to negotiate successfully the terms of an acquisition, or, if the acquisition occurs, integrate the acquired business into our existing business. Acquisitions of businesses or other material operations may require debt financing or additional equity financing, resulting in leverage or dilution of ownership. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. In addition to the above, acquisitions in the PRC, including of state owned businesses, will be required to comply with laws of the PRC, to the extent applicable. There can be no assurance that any given proposed acquisition will be able to comply with PRC requirements, rules and/or regulations, or that we will successfully obtain governmental approvals which are necessary to consummate such acquisitions, to the extent required.

Our success depends on collaborative partners, licensees and other third parties over whom we have limited control.

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

The profitability of our products depends in part on our ability to protect proprietary rights and operate without infringing the proprietary rights of others.

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

We may not be able to get the certification of good manufacturing practices (GMP) for new products.

GMP Certificate is the regulatory requirement for pharmaceutical companies to obtain to maintain their qualification of manufacturing. The GMP certification is instructed and supervised by government authority. The certificate will expire after five years from issuance and the pharmaceutical company shall have to apply for re-inspection and for extension of the certificate once re-inspection result is satisfactory.

We have to obtain the GMP Certificate to qualify our manufacturing for new products. But since there is uncertainty of obtaining the certificate, if we fail to get it, we have to reallocate our production capacity. A failure to be GMP certified may adversely affect our performance.

We may encounter difficulties in manufacturing our products.

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

We could need more clinical trials or take more time to complete our clinical trials than we have planned.

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

We may not be able to obtain the regulatory approvals or clearances that are necessary to commercialize our products.

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

Competitors may develop and market pharmaceutical products that are less expensive, more effective or safer, making our products obsolete or uncompetitive.

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

Our products may not gain market acceptance.

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

Our operations and the use of our products could subject us to damages relating to injuries or accidental contamination.

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

If we were successfully sued for product liability, we could face substantial liabilities that may exceed our resources.

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

We have limited business insurance coverage.

The insurance industry in the PRC is still at an early stage of development.  Insurance companies in the PRC offer limited business insurance products. We do not have any business liability or disruption insurance coverage for our operations in the PRC. Any business disruption, litigation or natural disaster may result in our incurring substantial costs and the diversion of our resources.

We may have difficulty defending our intellectual property rights from infringement.

We regard our service marks, trademarks, trade secrets, patents and similar intellectual property as critical to our success. We rely on trademark, patent and trade secret law, as well as confidentiality and license agreements with certain of our employees, customers and others to protect our proprietary rights. We have received trademark and patent protection for certain of our products in the PRC. No assurance can be given that our patents and licenses will not be challenged, invalidated, infringed or circumvented, or that our intellectual property rights will provide competitive advantage to us. There can be no assurance that we will be able to obtain a license from a third-party technology that we may need to conduct our business or that such technology can be licensed at a reasonable cost. Presently we sell our products mainly in the PRC. To the extent that we market our products in other countries, we may have to take additional action to protect our intellectual property. The measures we take to protect our proprietary rights may be inadequate and we cannot give you any assurance that our competitors will not independently develop formulations and processes that are substantially equivalent or superior to our own or copy our products.

If our products infringe the intellectual property rights of third parties, we may incur substantial liabilities, and we may be unable to sell these products.

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Under the PRC Patent Law promulgated by the People’s Congress in March 1984 and later revised in September 1992 and August 2000, patent applications are maintained in confidence until their publication 18 months from the filing date. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications are filed. The PRC adopts the first-to-file system under which whoever first files a patent application (instead of the one who makes first actual discoveries) will be awarded the patent. By contrast, U.S. patent law endorses the first-to-invent system under which whoever makes the first actual discovery will be awarded the patent. Under the first-to-file system, even after reasonable investigation we may not know with certainty whether we have infringed a third party’s patent because such third party may have filed a patent application without our knowledge while we are still developing that product. We are aware of intellectual property rights held by third parties that relate to products or technologies we are developing. For example, we are aware of a patent held by a third party that may relate to our product. We believe, as to each claim in this patent, that we either do not infringe the claim of the patent or that the claim is invalid. While the validity of issued patents, patentability of pending patent applications and applicability of any of them to our programs are uncertain, if asserted against us, any related patent rights could adversely affect our ability to commercialize our products.

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

Our success depends on attracting and retaining qualified personnel.

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

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Risks Related to Our Corporate Structure

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain.  If we are found to be in violation, we could be subject to sanctions.  In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business. We may be considered a foreign person or foreign invested enterprise under PRC law. As a result, we would be subject to PRC law limitations on foreign ownership of PRC companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

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

The PRC government regulates the pharmaceutical industry, including foreign ownership of, and the licensing and permit requirements pertaining to, companies in the pharmaceutical industry. These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations. Issues, risks and uncertainties relating to PRC government regulation of the pharmaceutical industry include uncertainties relating to the regulation of the pharmaceutical business in the PRC, including evolving licensing practices, which means that permits, licenses or operations at our Company may be subject to challenge. This may disrupt our business, or subject us to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effects on us.

Risks Related to Doing Business in the PRC

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of the PRC, which could adversely affect our business.

Substantially all of our business operations are conducted in the PRC. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in the PRC.  The PRC’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of the PRC. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources.  Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in the PRC, which in turn could adversely affect our results of operations and financial condition.

If PRC laws  were to phase out the preferential tax benefits currently being extended to foreign invested enterprises, we would have to pay more taxes, which could have a material and adverse effect on our financial condition and results of operations.

Under PRC laws and regulations, we enjoy preferential tax benefits as a foreign invested enterprise.  If the PRC law were to phase out preferential tax benefits currently granted to us, we would be subject to the standard statutory tax rate, which currently is 33%. Loss of this preferential tax treatment could have a material and adverse effect on our financial condition and results of operations.

We are subject to restrictions on making payments to us from the PRC.

We are a holding company incorporated in the State of Nevada, United States of America and do not have any assets or conduct any business operations other than our investments in our subsidiary companies in the PRC. As a result of our holding company structure, we rely entirely on payments from our subsidiary companies in the PRC. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “Government control of currency conversion may affect the value of your investment.” Furthermore, if our affiliated entities in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to make payments. If we are unable to receive all of the revenue from our operations through these dividend arrangements, we may be unable to pay dividends on our Common Stock.

Uncertainties with respect to the PRC legal system could adversely affect us.

We conduct our business primarily through our affiliated PRC entities.  Our operations in the PRC are governed by PRC laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in the PRC and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes.  Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in the PRC. However, the PRC has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in the PRC.  In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties.  In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in PRC may be protracted and result in substantial costs and diversion of resources and management attention.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in the PRC based on United States or other foreign laws against us, our management or our named experts.

We conduct substantially all of our operations in the PRC and substantially all of our assets are located in the PRC. In addition, all of our senior executive officers reside within the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside the PRC upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, we have been advised that the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenue in RMB. Under our current structure, our income is primarily derived from payments from our subsidiaries in the PRC.  Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and our affiliated entity to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of the PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Our revenue and costs are mostly denominated in RMB, while some of our financial assets are denominated in U.S. dollars. We rely entirely on fees paid to us by our subsidiaries in the PRC. Any significant fluctuation in value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into RMB, as RMB is our functional currency.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of SARS or another epidemic or outbreak. China reported a number of cases of SARS in April 2004. Any prolonged recurrence of SARS or other adverse public health developments in the PRC may have a material adverse effect on our business operations.  For instance, health or other government regulations adopted in response may require temporary closure of our production facilities or of our offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.

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

As long as the trading price of our share of Common Stock is below $5 per share, the open-market trading of our shares of Common Stock will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Our common shares are thinly-traded and, you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

We cannot predict the extent to which an active public market for its common stock will develop or be sustained. However, we do not rule out the possibility of applying for listing on the Nasdaq National Market or other exchanges.

Our shares of Common Stock have been sporadically or “thinly-traded” on the “Over-the-Counter Bulletin Board” since only September 28, 2005, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained.

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

The market for our shares of Common Stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our shares of Common Stock are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for our current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

The following factors may add to the volatility in the price of our shares of Common Stock: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; additions or departures of our key personnel; as well as other items discussed under this “Risk Factors” section, and elsewhere in this Form 10-KSB. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our shares of Common Stock will be at any time, including as to whether our shares of Common Stock will sustain their current market prices, or as to what effect the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.  However, we does not rule out the possibility of applying for listing on the Nasdaq National Market or other exchanges.

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

Item 2.

Description of Property.

Principal Office

Our headquarters are currently located in approximately 17,330 square meters of office space at 31 Dingjiang Road, Jianggan District, Hangzhou, PRC.

Existing Production Facilities and Proposed Expansion

Currently, we own three plants and have obtained a prepaid land use right to acquire a long-term interest to utilize the land underlying the plants. Our production facilities are described as follows:

1.

Hangzhou Aida Pharmaceutical Co., Ltd.  Constructed according to national GMP standards, this plant occupies an area of approximately 17,330 square meters and has an annual production capacity of approximately 15 million powder doses, 150 million capsules and 200 million tablets.

2.

Changzhou Fangyuan Pharmaceutical Co., Ltd.  Constructed according to national GMP standards, this plant occupies an area of approximately 80,000 square meters and has an annual production capacity of approximately 7.5 million liquid doses and 3200 kilograms of Etimicin base.

3.

Hainan Aike Pharmaceutical Co., Ltd . Constructed according to national GMP standards, this plant occupies an area of approximately 3,900 square meters and has an annual production capacity of approximately 12 million bottles of transfusion preparations.

We believe that the general physical condition of our plants and production facilities can completely satisfy our current production needs in terms of quantity and production quality for the immediate future.

However, we also recognize the need to provide for a rapidly growing business and therefore, on July 28, 2007 the board of directors of Hangzhou Aida Pharmaceutical Co., Ltd., a wholly-owned subsidiary, held a meeting and unanimously approved the following actions:

•

To find a larger piece of land to construct a new GMP-certified manufacturing facility for Rh-Apo2l and to provide for capacity expansion of our current products.

•

To transfer the current land and housing where Hangzhou Aida is now located for fair market value to fund the new construction.

In connection with this effort, we anticipate to utilize approximately $4,000,000 from the proceeds of sale of the exiting land and facility for the new construction of the new facility.

Item 3.

Legal Proceedings.

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. Other than what is mentioned below, we are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities incur in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, we do not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially or more than five percent of the Common Stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

In 2006, we brought a legal action against Jiangxi Pharmaceutical Co., Ltd. and Hainan Licheng Pharmaceuticals Co., Ltd. for their infringement upon the patent of Etimicin Sulphate transfusion. As the plaintiff, we claimed compensation of approximately $38,590 for the infringement. According to the judge’s report from the local court in Haikou, PRC, on December 30, 2006, we won the lawsuit and Hainan Haomai Pharmaceutical Co. Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. were ordered to pay us $38,590 as compensation. However, Jiangxi Pharmaceutical Co., Ltd. and Hainan Licheng Pharmaceuticals Co., Ltd. appealed the ruling to a higher level court and we have not received the payment as of December 31, 2007.

In December of 2005, we sued Hainan Haomai Pharmaceutical Co., Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. for their infringement upon the patent of Etimicin Sulphate transfusion. As the plaintiff, we claimed compensation of approximately $38,590 for the infringement. According to the judge’s report from the local court in Haikou, PRC, on January 18, 2007, we won the lawsuit and Hainan Haomai Pharmaceutical Co., Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. were ordered to pay $38,590 as compensation for the infringement.  However, Hainan Haomai Pharmaceutical Co., Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. appealed the ruling to a higher level court and we have not received the payment as of March 7, 2008.

In January 2007, we were sued by Jiangying Xinqiao Construction Co., Ltd. for an overdue construction payment of $243,318.  The local judge held court in April, 2007, but has not issued the judge’s report.  We believe the claim is without merit and plan to vigorously contend the claim. Accordingly, there is no contingent accrual as at December 31, 2007.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our Common Stock is listed on the Over the Counter Bulletin Board under the symbol “AIDA.OB”.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	CLOSING BID
	High	Low
2006
January 3 through March 31	$1.90	$0.67
April 3 through June 30	$1.97	$1.01
July 3 through September 29	$1.46	$0.70
October 2 through December 29	$1.80	$0.85

2007
January 2 through March 30	$2.17	$1.11
April 2 through June 29	$1.46	$0.96
July 2 through September 28	$1.27	$1.01
October 1 through December 31	$1.40	$0.92

The shares quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15(g)9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Securities and Exchange Commission (“SEC”) generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the SEC. Trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in our Common Stock and may affect the ability of stockholders to sell their shares.

Holders

As of March 14, 2007, the approximate number of stockholders of record of the Common Stock was 50 and we have 27,000,000 shares of Common Stock issued and outstanding.

Dividends

We have not declared any dividends to date. We have no present intention of paying any cash dividends on our common stock in the foreseeable future, as we intend to use earnings, if any, to generate growth. The payment by us of dividends, if any, in the future, rests within the discretion of our board of directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. There are no material restrictions in our certificate of incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 6.

Management’s Discussion and Analysis or Plan of Operation

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "AIDA believes," "management believes" and similar languages. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on this report. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified one policy area as critical to the understanding of our consolidated financial statements. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. With respect to net realizable value of our accounts receivable and inventories, significant estimation judgments are made and actual results could differ materially from these estimates.

For the year ended December 31, 2007, our management provided a reserve on our accounts receivable to reflect management’s expectation on the collectability of aged accounts receivable. Management’s estimation of the reserve on accounts receivable at December 31, 2007 was based on aged accounts receivable. In deriving the estimate, management has assessed the customers’ ability to continue to pay the outstanding invoices timely, and whether their respective financial position will deteriorate significantly in the future, which would result in their inability to pay their debts to us.

While our management currently believes that there is little likelihood that the actual results of its current estimates will differ materially from such current estimates, if the financial position of our customers deteriorate in the near future, we could realize significant write downs for uncollectable accounts receivables.

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

For fixed-priced refundable contracts, we recognize revenue on a completion basis. Progress payments received/receivables are recognized as revenue only if the specified criteria is achieved, accepted by the customer, confirmed not refundable and continued performance of future research and development services related to the criteria are not required.

We have identified one policy area as critical to the understanding of our consolidated financial statements. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. With respect to net realizable value of our accounts receivable, long-lived assets and inventory, significant judgments are made and actual results could differ materially from these estimates.

For the year ended December 31, 2007, we had made no impairments for long-lived assets. Our long-lived assets are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". We also periodically evaluate the amortization periods of our depreciable assets to determine whether subsequent events and circumstances warrant revised estimates of the useful lives.

Management's estimation whether a provision is needed is based on its analysis of the current facts of whether potential impairments on the current carrying value of the inventories due to potential obsolescence exist as a result of aged inventory. In making its judgments, management makes its estimations of the potential impairments based on the demand for our products in the future and the trends of inventory turnover.

While our management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from such current estimates, if the financial position of its customers deteriorates, if there is a significant reduction in the carrying value of our long-lived assets, or if, customer demand for our products decreases significantly in the near future, we could realize significant write downs for uncollectible accounts receivable, impairment of long-lived assets or slow moving inventory.

Effective January 1, 2006, we adopted SFAS No. 123R, at which time we began recognizing an expense for vested share-based compensation that has been issued or will be issued after that date. We adopted SFAS No. 123R on a prospective basis.  We estimate fair value of common stock based on the number of shares granted and the quoted price of our Common Stock on the date of grant.  The fair value of the Common Stock based compensation expense for year ended December 31, 2006 and 2007 was $1,401,973 and $0, respectively. We did not grant any stock options through December 31, 2007.

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of FASB statement No. 109, Accounting for Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2007, we do not have a liability for unrecognized tax benefits.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. We are currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on our consolidated results of operations, financial position, or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities −− Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 applies  to us beginning January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. We do not anticipate that election, if any, of this fair-value option will have a material effect on the results or operations or consolidated financial position.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No.160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No.160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No.141 (R) and SFAS No.160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No.141 (R) or SFAS No. 160. We are aware that our accounting for minority interest will change and we are considering those effects now but believe the effects will only be a reclassification of minority interest from mezzanine equity to our stockholder’s equity section in the balance sheet, in any case we do not believe the implementation of SFAS 160 will be material to our financial position, SFAS 141(R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations are determined.

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2007 AS COMPARED TO YEAR ENDED DECEMBER 31, 2006

The following table sets forth selected statements of income data as a percentage of revenue for the years indicated.

	Year Ended December 31, 2007	Year Ended December 31, 2006

Revenue	100.00%	100.00%
Cost of goods sold	(49.69)%	(47.50)%
Gross margin	50.31%	52.50%
Research and development	(0.97)%	(1.10)%
Selling and distribution	(16.20)%	(18.83)%
General and administrative	(14.49)%	(19.29)%
Other income (expense)	(2.61)%	(5.44)%
Income taxes	(1.23)%	(0.58)%
Minority interests	(5.42)%	(2.35)%
Net income	9.38%	4.90%

Revenue, Cost of Goods Sold and Gross Profit

Revenue for the year ended December 31, 2007 was $29,203,786, a decrease of $439,317 or approximately 1.48% from $29,643,103 for the year ended December 31, 2006. The net increase/decrease in sales revenue from our group of companies engaging in the production of different types of Etimicin Sulphate for the year ended 2007 and 2006 was as follows:

	Year Ended December 31,
Companies	2007	2006	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co., Ltd (“Hangzhou Aida”)	$9,738,132	$11,458,714	$(1,720,582)

Hainan Aike pharmaceutical Co., Ltd (“Aike”)	13,049,992	13,324,204	(274,212)

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”)	6,415,662	4,860,185	1,555,477

TOTAL	$29,203,786	$29,643,103	$(439,317)

For the year ended December 31, 2007, the sales of Hangzhou Aida was $9,738,132, a decrease of $1,720,582 or approximately 15.02% from $11,458,714 for the same period in 2006. The PRC pharmaceutical industry was affected by an increasingly regulated environment last year as a result of regulation policy changes from the SFDA and personnel changes within it. These factors affected our sales  in the short term.

The new medicine tender system for hospitals in some regions, such as some east-south areas of the PRC, which began in January 2007, requires hospitals to purchase medicine and drugs only from the manufacturer of pharmaceuticals rather than its distributors.

We believe that after revamping our distribution channels to adapt to the new tender system, we would be able to overcome this short-term disadvantage. In the long run, we believe that we will benefit from the restructuring of the pharmaceutical industry and government regulations because it will result in a more transparent and fair system.

Also, our sales were affected by certain Etimicin manufacturers who infringed the patent for Etimicin (please see “Item 3 – Legal Proceedings”) and consequently negatively impacted the market with their products. With the success of our legal proceedings against them.  we believe that these manufacturers will stop their disruptive practices.

For the year ended December 31, 2007, Aike’s sales decreased by $274,212 or 2.06% to $13,049,992, as compared to $13,324,204 for the same period in 2006. The decrease in sales was mainly attributed to the slight decrease in sales of a Levofloxacin transfusion product, “Aiyi”.

For the year ended December 31, 2007, Fangyuan’s sales increased by $1,555,477, or approximately 32.00% to $6,415,662 as compared to $4,860,185 for the same period in 2006. We believe that the increase in sales is the result of the intense marketing and promotion programs for the new Etimicin injection product, “Chuangcheng”.

The cost of goods sold for the year ended December 31, 2007 was $14,510,586, an increase of $429,546 from $14,081,040, for the same period in 2006. The net increase in cost of goods sold can be analyzed as follows:

	Year Ended December 31,
Companies	2007	2006	Increase/ (Decrease)

Hangzhou Aida	$2,945,802	$2,905,165	$40,637

Aike	8,432,185	8,590,293	(158,108)

Fangyuan	3,132,599	2,585,582	547,017

TOTAL	$14,510,586	$14,081,040	$429,546

The cost of goods sold by Hangzhou Aida for the year ended December 31, 2007 increased by $40,637, or approximately 1.40% to $2,945,802 compared to $2,905,165 for the same period in 2006. It is mainly attributed to the increase in prices of some materials.

The cost of goods sold by Aike for the year ended December 31, 2007 decreased by $158,108, or approximately 1.84% to $8,432,185 compared to $8,590,293 for the same period in 2006. This decrease can be explained by the corresponding decrease in  Aike’s sales year over year.

The cost of goods sold by Fangyuan for the year ended December 31, 2007 increased by $547,017 or approximately 21.16%, to $3,132,599 compared to $2,585,582 for the same period in 2006. The increase is mainly due to the increase in its sales.

Despite the decrease in total sales revenue of approximately 1.48%, the cost of goods sold increased by approximately 3.05% for the year ended December 31, 2007 compared to the same period in 2006. Compared to the year ended December 31, 2006, the percentage gross profit margin for our Company decreased slightly from approximately 52.50% to approximately 50.31% for the year ended December 31, 2007. The decrease in gross profit margin percentage was mainly attributable to the increase in prices of some materials.

Research and Development

Compared with research and development cost of $324,835 for the year ended December 31, 2006, research and development cost was $284,230 for the year ended December 31, 2007 and mainly represented costs incurred for the clinical trials for rh-Apo2l.

Selling and Distribution

Selling and distribution expenses decreased from $5,581,681 or approximately 15.23% for the year ended December 31, 2006 to $4,731,711 for the year ended December 31, 2007.  A breakdown of our expenses is set forth below:

	Year Ended December 31,
Breakdown of Expenses	2007	2006	Increase/ (Decrease)

Traveling expenses	$1,252,368	$2,017,642	$(765,274)
Promotion fees	312,909	102,569	210,340
Office expenses	682,588	993,430	(310,842)
Payroll	483,043	279,231	203,812
Conference fees	301,349	269,181	32,168
Rent	378,698	135,844	242,854
Entertainment	274,565	240,065	34,500
Other expenses	866,617	1,066,223	(199,606)
Advertising expenses	179,574	477,496	(297,922)

TOTAL	$4,731,711	$5,581,681	$(849,970)

For the year ended December 31, 2007 traveling expenses, office expenses and advertising expenses decreased by $765,274, $310,842 and $297,922 respectively, compared with the same period last year. The decrease was mainly attributable to more effective management of our expenses. .

For the year ended December 31, 2007, rent expenses were $378,698, an increase of $242,854, compared to $135,844 for the same period the previous year.

For the year ended December 31, 2007 we incurred promotion fees of $312,909, an increase of $210,340 from $102,569 compared with the same period the previous year. The increase is mainly attributable to the cost of  seminars to introduce the technical advantages of Etimicin Sulfate in order to promote sales of it.

General and Administrative

General and administrative expenses decreased by $1,487,352 or approximately 26.01% from $5,719,269 for the year ended December 31, 2006 to $4,231,917 for the same period  for the year ended December 31, 2007. A breakdown of general and administrative expenses for the year ended December 31, 2007 and 2006 is as follows:

	Year Ended December 31,
Breakdown of Expenses	2007	2006	Increase/ (Decrease)

Traveling expenses	$263,860	$246,638	$17,222
Office expenses	194,838	224,607	(29,769)
Payroll	486,139	574,690	(88,551)
Repair fees	52,605	221,477	(168,872)
Bad debt provision	4,327	161,655	(157,328)
Audit fees and consultancy	555,302	528,418	26,884
Entertainment	134,698	163,763	(29,065)
Labor union, education and staff welfare	580,470	596,912	(16,442)
Depreciation	379,883	327,527	52,356
Amortization of other intangible assets and land use rights	632,676	493,485	139,191
Stock-based compensation expenses	-	1,401,973	(1,401,973)
Other expenses	947,119	778,124	168,995

TOTAL	$4,231,917	$5,719,269	$(1,487,352)

Stock-based compensation expense was $1,401,973 for the year ended December 31, 2006. On July 5, 2006, we issued 800,000 and 1,200,000 shares of Common Stock which had been registered on Form S-8 with the Securities and Exchange Commission to employees and consultants, respectively. Because there were no stock issuances for the year ended December 31, 2007, we incurred no such expense  for that year.

Our audit and consultancy fees increased from $528,418 for the year ended December 31, 2006 to $555,302 for the same period this year. The increase was mainly attributable to the increase in audit fees of $32,908.

Amortization of other intangible assets and land use rights was $632,676 for the year ended December 31, 2007, an increase of $139,191 or 28.21% from $493,485 for the same period the previous year. The increase was attributable to the increase in amortization of other intangible assets of $147,449 by Qiaer.

The labor union expenses, education and staff welfare expenses were $580,470 for the year ended December 31, 2007, a decrease of $16,442 or 2.75% from $596,912 for the same period the previous year. The decrease was attributable to a decrease in the number of our employees. For the same reason, payroll expenses of $486,139 for the year ended December 31, 2007 decreased by $88,551 as compared to the same period the previous year.

Other Income (Expenses)

Other income (expenses) decreased by $851,788 or 52.79% from a net expense of $(1,613,681) for the year ended December 31, 2006 to a net expense of $(761,893) for the same period ended December 31, 2007. A breakdown of our other income (expenses) for the years ended December 31, 2007 and 2006 is as follows:

	Year Ended December 31,
Breakdown of Other Income (Expenses)	2007	2006	Increase/ (Decrease)

Interest expense, net	$(2,022,093)	$(1,703,200)	$(318,893)
Government grants	113,189	169,439	(56,250)
Forgiveness of debt	114,173	-	114,173
Return of sales commissions	995,603	-	995,603
Gain on sale of marketable securities	121,998	-	121,998
Other (loss) income, net	(84,763)	(79,920)	(4,843)

TOTAL	$(761,893)	$(1,613,681)	$851,788

Interest expense for the year ended December 31, 2007 increased by $318,893 or 18.72% to $2,022,093 from $1,703,200 for the same period the previous year. The increase is mainly due to an increase in interest in our short-term loans.

Government grants for the year ended December 31, 2007 decreased by $56,250 to $113,189 from $169,439 for the same period the previous year. The decrease is due to the decrease in subsidies from the government.

For the year ended December 31, 2007, forgiveness of debt was $114,173, of which $69,577 represented the amount due to accounts payable of Hangzhou Aida not claimed for more than 5 years.

Return of sales commissions of $995,603 for the year ended December 31, 2007 represented the return of sales commissions previously paid to sales agents of Fangyuan.

Gain on sale of marketable securities of $121,998 for the year ended December 31, 2007 represented income from PRC securities investment and no such income was incurred for the same period last year.

Income Taxes

Income tax expense was $360,041 for the year ended December 31, 2007, as compared to $173,258 for the same period last year.

In accordance with the relevant tax laws and regulations of the PRC, the corporation income tax rate is 33%. As a company registered in Hainan, PRC, Aike is entitled to a beneficial corporate income tax rate of 15% in accordance with the relevant tax laws in the PRC. Fangyuan enjoys a beneficial tax rate of 15% as it is registered in a national high-tech development zone. According to the relevant laws and regulations of the PRC, the preferential tax rate of 15% is applied to companies established in the national high-tech development zone.

In accordance with the relevant taxation laws in the PRC, from the time a company has its first profitable tax year, a foreign investment company  is exempt from corporate income tax for the first two years and is then entitled to a 50% tax reduction for the succeeding three years. The foreign investment company income tax rate is 26.4% in Hangzhou, PRC. Since Hangzhou Aida has been a foreign investment company since 2004, it is entitled to a 50% reduction in its taxes in 2007.

Net Income

Net income for the year ended December 31, 2007 was $2,739,825, an increase of  $1,286,241  from $1,453,584 for  the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance increased by $2,282,490 to $8,399,306 as of December 31, 2007, as compared to $6,116,816 as of December 31, 2006. The increase was mainly attributable to a net income of $2,739,825, cash inflow from financing activities, depreciation of $5,018,435,  and amortization of $1,955,956, and a decrease in accounts receivable to $3,937,595. The increase in cash was partially offset by cash outflow from investment activities of $11,750,736, an increase in inventory of $1,030,714, and a decrease in accounts payable of $785,044. Our net increase to cash was $1,659,332 for the year ended December 31, 2007.

Our cash flow from operations amounted to $8,391,633 for the year ended December 31, 2007, compared to $2,660,457 for the same period last year.

Cash used in investing activities amounted to $11,750,736 of which $9,340,927 was used for a deposit for certain long term investments. We invested $2,966,538 in the purchase of plant and equipment. Cash used in financing activities was partially offset by a cash inflow from repayment of notes receivable of $1,973,292.

Net cash from financing activities amounted to $5,018,435, of which $24,225,830 was from the proceeds of a short-term debt. Net cash from financing activities was partially offset by cash used in repayments of short-term debt of $20,137,557.

As of  December 31, 2007, we had short-term debt of $30,352,106, of which $26,180,763 was  short-term bank borrowings and the remaining $4,171,343 represented notes payable to unrelated parties. The interest for the short-term borrowings ranged from 5.115% to 9.478% per annum whereas interest on the notes payable to unrelated parties was interest free. We believe that cash generated from our normal operations will be sufficient to pay off our short-term loan liabilities as they come due.

Working Capital

Our working capital deficiency increased by $1,512,240 to $2,590,524 as at December 31, 2007, as compared to $1,078,284 as at December 31,2006. The increase in working capital deficiency at December 31, 2007 was mainly attributable to a decrease in our accounts receivable of $4,116,150, notes receivable of $1,726,745 and restricted cash of $1,097,493.  Further, there was an increase in short term debt of $6,436,654, an increase in cash and cash equivalents and inventory of $2,282,490 and $1,030,714 respectively, and a decrease in accounts payable of $785,045.

We currently generate cash flow through operations and we believe that our cash flow generated from operations will be sufficient to sustain operations for the next twelve months. Also, from time to time, we may require extra funding through financing activities and investments for expansion. Also, from time to time, we may come up with new expansion opportunities for which our management may consider seeking external funding and financing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 7.

Financial Statements

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

(a)

Previous independent accountants

(i)

On January 24, 2006, we terminated our engagement of Most & Company, LLP (“Mostco”), as our independent accountants, who were engaged on July 20, 2005. The reports of Mostco on our financial statements contained no adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

(ii)

In connection with its reviews, there have been no disagreements with Mostco on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of Mostco would have caused them to make reference thereto in their report on the financial statements.

(iii)

We had requested that Mostco furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements.  A copy of such letter was filed as an exhibit to our Form 8-K/A reporting the event.

(b)

New Independent Accountants

On January 24, 2006, our board of directors voted to engage Weinberg & Company, P.A., to audit our consolidated financial statements for the year ended December 31, 2005. We had not consulted Weinberg & Company, P.A., during the two most recent fiscal years prior to January 24, 2006 regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that was rendered on our financial statements, and no written or oral advice was provided to us that was an important factor to be considered by us in reaching a decision as to an accounting, auditing or financial issue.

Item 8A. Controls and Procedures

Evaluation of our Disclosure Controls

As of the end of the period covered by this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

Management’s Report of Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 24, 2007 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 24, 2007, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Weinberg & Company, our independent registered public accounting firm, has not issued an attestation report on the effectiveness of our internal control over financial reporting.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information

There are no further disclosures. No information was required to be disclosed in a Form 8-K during the fourth quarter, 2007.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section  16(a) of the Exchange Act

A list of our current officers and directors appears below. The directors are elected annually by the shareholders. They do not presently receive any fees or other remuneration for their services as directors, although they are reimbursed for expenses associated with attending meetings of the board of directors. The board of directors appoints our officers.

Name	Age	Position	Director Since
Biao Jin	60	Director, Chief Executive Officer	December 2005
Jiajun Qiu	43	Director	December 2005
Qiong Zhang	41	Director	December 2005
Hui Lin	42	Chief Financial Officer	December 2005
Yuejun Jiang	33	Secretary	April 2006

Background

Biao Jin, Chairman of the board and chief executive officer. Mr. Jin obtained his college diploma degree from Pharmaceutical University of China in 1985.  Mr. Jin is well known in the PRC pharmaceutical field, with nearly 40 years of industry experience. Before joining us in 2003, Mr. Jin served in Zhejiang Pharmaceutical Co. Ltd. since 1977 and was its Chairman since 2000.  Mr. Jin has been granted special allowance from the Central Government for his expertise and experience

Jiajun Qiu, Director. Mr. Qiu has almost 20 years of experience in the pharmaceutical industry. Mr. Qiu graduated from Pharmaceutical University of China in 1988, majored in Pharmaceutical. Mr. Qiu worked as a production supervisor and assistant plant manager in Xinchang Pharmaceutical Co. Ltd from 1994 to 2002. Mr. Qiu was the general manager of Xinchang Guobang Chemical Co. Ltd. from 2002 to 2004. Before becoming our director in 2005, Mr. Qiu had been the chairman of Zhejiang Guobang Veterinary Drug Co. Limited (now named as Zhejiang Guobang Pharmaceuticals Co., Ltd.) since 2004.

Qiong Zhang, Director.  Ms Zhang received her bachelor degree in law from Eastern China Politics and Law College in 1991, her master degree in economics from Eastern China Normal University, and an EMBA from the Sloan Program of Stanford University.  Ms. Zhang practiced securities law in the PRC from 1991 to 1994.  Thereafter from 1995, she has been involved in consultancy work in Asia Business Consulting Co. Ltd. and was the chief executive officer of Asia Business Consulting Co., Ltd. from 2002 to 2006. Ms. Zhang is now the chief executive officer of ABC Capital Management Co., Ltd.

Hui Lin, Chief Financial Officer. Ms Lin has more than 20 years of experience in accounting and finance.  Ms Lin received her education from Zhejiang University.  Ms. Lin was an accountant at Xinchang Bearing Factory from 1982 to 1990, an accountant at Xinfeng Gas Equipment Co., Ltd. from 1990 to 1995, and a finance manager of Xinchang Pharmaceutical from 1995 to 1996. Ms Lin was the chief financial officer of Hangzhou Limin Pharmaceutical Factory from 1996 onward.

Yuejun Jiang, Secretary. Mr. Jiang, obtained his Bachelor Degree of Chemistry and Master Degree of Business Administration from Tsinghua University. From 1997 to 1999, Mr. Jiang was a technician in Sinopec Zhenhai Refining & Chemical Company Limited. From 1999 to 2002, Mr. Jiang held a position in Zhejiang Pharmaceutical Co., Ltd. Since 2002 and prior to joining us in April 2006, Mr. Jiang was the Chief of the Department to general manager, the Secretary and financial manager of Hangzhou Jinou Group. Mr. Jiang is now also our Department Chief of Investment and senior financial manager.

Executive Officers

Our executive officers are appointed by and serve at the discretion of our board of directors.

Board of Directors

Our board of directors currently consists of three directors and hold offices until the next annual meeting of the shareholders, and until their successors have been qualified after being elected or appointed.

Our Bylaws provide that the number of directors which shall constitute our board (subject to our articles of incorporation) shall be determined by resolution of a majority of the total number of directors if there were no vacancies (the “Whole Board”) or, if there are fewer directors than a majority of the Whole Board, by unanimous consent of the remaining directors or by the stockholders at the annual meeting of the stockholders or a special meeting called for such purposes.  Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, though less than a quorum of the Whole Board, or by a sole remaining director, and the directors so chosen shall hold office until the next annual election and until their successors are duly elected and qualified.

There are no family relationships among our directors or executive officers.

During the past five years, none of the directors or executive officers:

(i)

has had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(ii)	has had a conviction in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(iii)

is subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(iv)

has been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller.  We will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to our address.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2007 all such filing requirements applicable to our officers and directors were complied with.

Item 10.  Executive Compensation

The following table summarizes all compensation received by our current chief executive officer and chief financial officer for each year in the last two years when they served in those capacities.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Biao Jin, Chief Executive Officer	2007	19,056	-0-	-0-	-0-	-0-	-0-	-0-	19,056
(1)	2006	17,835	-0-	-0-	-0-	-0-	-0-	-0-	17,835
Hui Lin, Chief Financial Officer	2007	12,704	-0-	-0-	-0-	-0-	-0-	-0-	12,704
(2)	2006	12,091	-0-	-0-	-0-	-0-	-0-	-0-	12,091

(1)

became Chief Executive Officer on February 27, 2006

(2)

became Chief Financial Officer on December 8, 2005.

Compensation Discussion and Analysis

Overview of Compensation Program and Philosophy

We have three executive officers, Messrs Biao Jin, Hui Lin and Yuejun Jiang.  Mr. Biao Jin is also our director.

The board of directors also serves as our compensation committee.

The board of directors’ goal in determining compensation levels is to adequately reward the efforts and achievements of executive officers for the management of the Company. We have no pension plan, non-equity incentive plan or deferred compensation arrangement. We have not used a compensation consultant in any capacity but believe that our executive officer compensation package is comparable to similar businesses in our location.

We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Compensation of Directors

Persons who are directors and employees are not currently additionally compensated for their services as a director. There is no plan for compensation of persons who are directors who are not employees.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 27, 2008 with respect to the beneficial ownership of our outstanding shares of capital stock by (i) each person known by us who will beneficially own five percent (5%) or more of the outstanding shares; (ii) the officers and directors; and (iii) all the aforementioned officers and directors as a group.

Title of Class	Name and Address of Beneficial Owners (1)	Amount and Nature of Beneficial Ownership	Percent Of Class (2)

Common	Union Zone Management Ltd. (3) No. 31 Dingjiang Road Hangzhou, Zhejieng, PRC 310016	14,025,000	51.94

Common	Panasia Strategy Investment Co. Ltd. (4) 1306, 13/F, Carnival Commercial Building, 18 Java Road, North Point, Hong Kong	4,475,000	16.57

Common	Winsummit China Growing Holdings, Ltd. (5) 1306, 13/F, Carnival Commercial Building, 18 Java Road, North Point, Hong Kong	1,770,000	6.56

Common	Biao Jin, Chairman, Chief Executive Officer(3)	5,343,525	19.79

Common	Cede & Co Depository Trust Company PO Box 222 Bowling Green Station New York, NY 10274	2,587,140	9.58

Common	Qiong Zhang, Director (4)(5)	2,680,000	9.93

Common	Jiajun Qiu, Director (3)	2,835,388	10.50

Common	Hui Lin, Chief Financial Officer(3)	661,512	2.45

Common	Liming Wen (3)	2,608,650	9.66

Common	Yuejun Jiang(6)	100,000	0.37

Common	All executive officers and directors as a group (5 persons)	11,620,425	43.04

(1)

Unless otherwise noted, the address for each of the named beneficial owners is: No.31 Dingjiang Road, Hangzhou, Zhejieng, PRC 310016.

(2)

The percentage of outstanding shares of common stock is based upon 27,000,000 shares of common stock issued and outstanding as of March 14,  2008.

(3)

Union Zone Management Ltd. (“Union Zone”) is controlled by Biao Jin, our Chairman and Chief Executive Officer (38.1%), Jiajun Qiu, our director (20.22%) ,Liming Wen (18.6%) and Hui Lin, our Chief Financial Officer (4.72% ). Accordingly, Mr. Biao Jin indirectly owns 5,343,525 shares through his 38.1% ownership of Union Zone since he is deemed to have and/or share the power to direct the voting and disposition of such shares. Mr. Qiu indirectly owns 2,835,388 shares through his 20.22% ownership of Union Zone since he is deemed to have and/or share the power to direct the voting and disposition of such shares, Ms. Wen indirectly owns 2,608,650 shares through her 18.6% ownership of Union Zone since she is deemed to have and/or share the power to direct the voting and disposition of such shares. Ms. Lin indirectly owns 661,512 shares through her 4.72% ownership of Union Zone since she is deemed to have and/or share the power to direct the voting and disposition of such shares.

(4)

Panasia Strategy Investment Co. Ltd. (“Panasia”) is controlled by Qiong Zhang, our director (50%) and Kwan Hung Lam (25%) and Jianping Wei (25%). Accordingly, Ms. Qiong Zhang indirectly owns 2,237,500 shares through her 50% ownership of Panasia since she is deemed to have and/or share the power to direct the voting and disposition of such shares.

(5)

Winsummit China Growing Holdings, Ltd. (“Winsummit”) is controlled by Qi-wei Chen (30%), Jia-wei Chen (20%), Qiong Zhang, our director (20%), Kwan Hung Lam (10%), Jian Ping Wei (5%), Yong Jiang (5%), Jiangsheng Zhu (5%) and Dragonlink Asia Limited (5%).  Accordingly, Ms. Qiong Zhang indirectly owns 354,000 shares through her 20% direct ownership of Winsummit and 88,500 shares through her wholly owned Dragonlink Asia Limited’s 5 % ownership of Winsummit since she is deemed to have and/or share the power to direct the voting and disposition of such shares.

(6)

Mr. Yuejun Jiang received 100,000 shares as one of the employees from the Form S-8 registration of July 5, 2006. He currently serves as our Secretary and financial manager.

Rule 13d-3 of the Securities Exchange Act, as amended, generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person.  Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.  At the present time there are no outstanding options, warrants or conversion privileges for any or our existing or proposed securities except for the conversion privileges held by a non-related party under a convertible note.

Changes in Control

To the best of our knowledge, there are no contractual arrangements or pledges of our securities, which may at a subsequent date result in a change of our control.

Item 12.  Certain Relationships and Related Transactions, and Director Independence

AMOUNTS DUE TO/FROM RELATED PARTIES

(I)

Due From Related Parties

		2007	2006

Ningbo Tianheng Pharmaceuticals Co., Ltd.	(a)	$19,889	$18,605
Zhejiang Guobang Veterinary Drug Co., Ltd.	(b)	-	22,857
Total due from related parties		$19,889	$41,462

(II)

Due To Related Parties

		2007	2006

Merlin Green Canada Inc.	(c)	$28,932	$27,063
Zhejiang Guobang Veterinary Drug Co., Ltd.	(b)	13,208	-
Total due to related parties		$42,140	$27,063

(III)

Due From Employees

		2007	2006

Current		$1,014,395	$264,182
Total due from employees	(d)	$1,014,395	$264,182

(IV)

Due To Employees

		2007	2006

Current		$87,141	$122,440
Total due to employees	(d)	$87,141	$122,440

(V)

Notes receivable from related company

		2007	2006

Due December 14,2008		$50,368	$-
Total	(e)	$50,368	$-

(a)

Ninbo Tianheng Pharmaceutical, a former shareholder of Hangzhou Aida. The remaining balance is interest free, unsecured and has no fixed repayment term.

(b)

Zheijiang Guobang Veterinary Drug Co., Ltd., a company controlled by a director of Hangzhou Aida, sold $32,173 worth of raw materials to it in 2007. The balances at December 31, 2007 represent advance for purchases.

(c)

Merlin Green Canada Inc. is a shareholder of Hainan Aike Pharmaceutical Co., Ltd.  The amounts represent money advanced from Merlin Green Canada Inc. in 2007. The balance is unsecured, interest-free and has no fixed repayment terms.

(d)

Due from/to employees are interest-free, unsecured and have no fixed repayment term. The amounts due from/to employees primarily represent advances to/amounts due to sales personnel for business related expenses.

(e)

Notes receivable from a related company is due from Hangzhou Jin'ou Investment Co., Ltd., which is a company controlled by Jin Biao, our chairman. The amount is interest free and unsecured.

Item 13.  Exhibits.

a) Exhibits

	Title	Location
	Amended and Restated Articles of Incorporation*	*
	Amended and Restated Bylaws*	*
Exhibit 14	Code of Ethics	**
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	Attached
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	Attached

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

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of our annual consolidated financial statements and reviews of consolidated financial statements included in our Form 10-KSB and Form 10-QSB reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

December 31, 2007	December 31, 2006
$268,638	$228,560

Audit-Related Fees

There were no audit related services for the years ended 2007 and 2006.

Tax Fees

We incurred $0 for tax related services provided by Weinberg & Company for the years ended December 31, 2007 and 2006.

All Other Fees

There was $46,211 of other fees for products and services provided by the principal accountant for the year ended December 31, 2007 and $0 for the year ended December 31, 2006.,

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIDA PHARMACEUTICALS, INC.
Date: March 27, 2008
/s/ Biao Jin
Mr. Biao Jin
Chief Executive Officer

Date: March 27, 2008
/s/ Hui Lin
Ms. Hui Lin
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2008
/s/ Biao Jin
Mr. Biao Jin
Director

Date: March 27, 2008
/s/ Jiajun Qiu
Mr. Jiajun Qiu
Director
Date: March 27, 2008
/s/ Qiong Zhang
Qiong Zhang
Director

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2007 AND 2006

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

CONTENTS
Pages

F-3	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-4	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2007 AND 2006

F-6	CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

F-7	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

F-8	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

F-11	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Aida Pharmaceuticals, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Aida Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 included in the accompanying Form 10-KSB and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aida Pharmaceuticals, Inc. and subsidiaries as of December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Boca Raton, Florida

March 7, 2008, except for Note 18 which is as of March 26, 2008

AIDA PHARMACEUTICAL, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2007	December 31, 2006
CURRENT ASSETS
Cash and cash equivalents	$8,399,306	$6,116,816
Restricted cash	885,743	1,983,237
Accounts receivable, net of allowance for doubtful accounts of $817,762 and $639,208 as of December 31, 2007 and 2006, respectively	9,661,421	13,777,571
Notes receivable, net of discount of $49,518 and $70,717 as of December 31, 2007 and 2006, respectively	987,489	2,714,234
Inventories	3,837,659	2,806,945
Due from related parties	19,889	41,462
Other receivables, prepaid expenses, and other assets	182,289	146,694
Marketable securities	-	362,758
Due from employees	1,014,395	264,182
Prepayments for goods	324,370	118,327
Deposits	10,553,431	953,267
Deferred taxes	414,854	295,714
Total current assets	36,280,846	29,581,207

Plant and equipment, net	16,752,638	13,977,611
Land use rights, net	3,664,715	3,747,225
Construction in progress	269,552	28,430
Patents, net	5,360,443	5,724,000
Long term investments	205,350	295,749
Deferred taxes	197,627	456,222
Total long-term assets	26,450,325	24,229,237

TOTAL ASSETS	$62,731,171	$53,810,444

See accompanying notes to consolidated financial statements.

AIDA PHARMACEUTICAL, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2007	December 31, 2006
CURRENT LIABILITIES
Accounts payable	$2,547,129	$3,332,174
Other payables and accrued liabilities	2,702,043	2,150,079
Advance for research and development	1,029,657	251,050
Short-term debt	30,352,106	23,915,452
Current portion of long-term debt	1,369,000	-
Due to related parties	42,140	27,063
Taxes payable	129,810	352,998
Customer deposits	467,889	335,391
Due to employees	87,141	122,440
Deferred taxes	144,455	172,844
Total current liabilities	38,871,370	30,659,491

LONG-TERM LIABILITIES
Notes payable	1,647,134	1,920,934
Bank loan	-	3,717,380
Advance for research and development	54,760	1,065,478
Deferred taxes	970,055	1,019,565
Total long-term liabilities	2,671,949	7,723,357
	41,543,319	38,382,848
TOTAL LIABILITIES

MINORITY INTERESTS	7,871,031	5,177,413

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 27,000,000 shares issued and outstanding at December 31, 2007 and 2006, respectively	27,000	27,000
Additional paid-in capital	5,204,352	5,204,352
Retained earnings (the restricted portion is $1,846,858 and $998,149 at December 31, 2007 and 2006, respectively)	7,329,904	4,590,079
Accumulated other comprehensive income	755,565	428,752
	13,316,821	10,250,183
Total Shareholders’ Equity

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$62,731,171	$53,810,444

See accompanying notes to consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

REVENUES, NET	$29,203,786	$29,643,103

COST OF GOODS SOLD	14,510,682	14,081,040

GROSS PROFIT	14,693,104	15,562,063

Research and development	284,230	324,835
Selling and distribution	4,731,711	5,581,681
General and administrative	4,231,917	5,719,269

INCOME FROM OPERATIONS	5,445,246	3,936,278

OTHER INCOME (EXPENSES)

Interest expense, net	(2,022,093)	(1,703,200)
Government grants	113,189	169,439
Forgiveness of debt	114,173	-
Return of sales commission	995,603	-
Gain on sale of marketable securities	121,998	-
Other expense, net	(84,763)	(79,920)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	4,683,353	2,322,597

INCOME TAXES	(360,041)	(173,258)

INCOME BEFORE MINORITY INTERESTS	4,323,312	2,149,339

MINORITY INTERESTS	(1,583,487)	(695,755)

NET INCOME	2,739,825	1,453,584

OTHER COMPREHENSIVE INCOME

Unrealized gain on marketable securities	-	106,633
Foreign currency translation gain	550,672	279,865

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES	550,672	386,498

INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME	(145,377)	(102,035)

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES	405,295	284,463

COMPREHENSIVE INCOME	$3,145,120	$1,738,047

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	27,000,000	25,953,425

NET INCOME PER SHARE, BASIC AND DILUTED	$0.10	$0.06

See accompanying notes to consolidated financial statements.

AIDA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensve Income	Total
	Shares	Par Value

BALANCE AT JANUARY 1, 2006	25,000,000	$25,000	$3,418,323	$3,136,495	$144,289	$6,724,107

Common stock issued for services	1,200,000	1,200	1,318,800	-	-	1,320,000

Common stock issued to employees	800,000	800	81,173	-	-	81,973

Additional paid-in capital to subsidiary	-	-	272,458	-	-	272,458

Contributed capital from a shareholder	-	-	113,598	-	-	113,598

Unrealized gain on marketable securities	-	-	-	-	78,482	106,633

Foreign currency translation gain	-	-	-	-	205,981	279,865

Net income	-	-	-	1,453,584	-	1,453,584

BALANCE AT DECEMBER 31, 2006	27,000,000	27,000	5,204,352	4,590,079	428,752	10,352,218

Sale of marketable securities	-	-	-	-	(78,482)	(106,633)

Foreign currency translation gain	-	-	-	-	405,295	550,672

Net income	-	-	-	2,739,825	-	2,739,825

BALANCE AT DECEMBER 31, 2007	27,000,000	$27,000	$5,204,352	$7,329,904	$755,565	$13,536,082

See accompanying notes to consolidated financial statements.

AIDA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,739,825	$1,453,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,955,956	2,089,418
Provision for doubtful accounts	178,554	252,520
Gain on sale of marketable securities	(121,998)	-
Loss from sale of long-term investment	14,480	-
Amortization of discount of notes receivable	(81,275)	(9,378)
Loss on disposal of fixed assets	104,210	7,398
Forgiveness of debt	(69,577)	-
Deferred taxes	(55,670)	(500,214)
Stock based compensation	-	1,401,973
Minority interests’ share of net income	1,583,487	695,755

Changes in operating assets and liabilities, net of effects of acquisition:

(Increase) Decrease In:
Accounts receivable	3,937,595	(4,639,954)
Inventories	(1,030,714)	541,647
Other receivables, prepaid expenses, and other assets	(9,054)	328,718
Prepayments for goods	(206,042)	211,150

Increase (Decrease) In:
Accounts payable	(785,044)	1,709,725
Other payables and accrued liabilities	595,000	(1,086,502)
Advance for research and development	(232,112)	1,316,529
Due to employees	(35,298)	(371,052)
Taxes payable	(223,188)	314,274
Customer deposits	132,498	(1,055,134)
Net cash provided by operating activities	8,391,633	2,660,457

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(2,966,538)	(711,991)
Purchases of construction in progress	(646,664)	(952,711)
Purchase of land use right	-	(1,303,525)
Deposit for land use right	-	(353,452)
Deposit for long term investment	(9,340,927)	(356,987)
Deposit for patent	-	92,844
Deposit for fixed assets	(412,500)	(97,783)
Repayments of notes receivable	1,973,292	1,950,673
Issuances of notes receivable	(165,272)	(1,332,454)
Due from employees	(750,212)	849,744
Proceeds from disposal of patent	104,044	-
Proceeds from disposal of investment	75,919	128,064
Proceeds from sale of marketable securities	378,122	-
Purchase of a subsidiary, net of cash acquired	-	(2,031,877)
Purchase of investment	-	(261,641)
Net cash used in investing activities	(11,750,736)	(4,381,096)

See accompanying notes to consolidated financial statements.

AIDA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	1,097,493	(25,265)
Proceeds from short-term debt	24,225,830	21,485,843
Repayments of short-term debt	(20,137,557)	(19,021,100)
Proceeds from notes payable	-	1,920,934
Repayment of notes payable	(273,800)	-
Proceeds from related parties	79,875	542,880
Repayments of advances to related parties	(43,225)	(662,652)
Proceeds from capital contribution	69,819	187,500
Net cash provided by financing activities	5,018,435	4,428,140

INCREASE IN CASH AND CASH EQUIVALENTS	1,659,332	2,707,501

Effect of exchange rate changes on cash	623,158	279,865
Cash and cash equivalents at beginning of year	6,116,816	3,129,450

CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,399,306	$6,116,816

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$685,251	$371,435
Interest paid	$1,889,146	$1,721,394

See accompanying notes to consolidated financial statements.

AIDA PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

SUPPLEMENTAL NON-CASH DISCLOSURES:

1. During 2007 and 2006, $446,813 and $1,781,057, respectively was transferred from construction in progress to plant and equipment, respectively.

2. During 2007 and 2006, $0 and $269,841, respectively was transferred from deposits to patents.

3. During 2007 and 2006, $97,783 and $1,003,930, respectively was transferred from deposits to plant and equipment, respectively.

4. During 2007 and 2006, $0 and $695,451, respectively was transferred from deposits to land use right.

5. During 2007 and 2006, fixed assets with a net book value of $104,210 and $7,398, respectively were disposed of resulting in a $104,210 and $7,398 loss, respectively.

6. During 2006, a liability of $113,598 was assumed by a shareholder resulting in an increase to additional paid-in capital of $113,598.

7. On August 6, 2006, the Company acquired 77.5% interest of Shanghai Qiaer Bio-Technology Co., Ltd. for $2,943,594 in cash and Qiaer became a 77.5% owned subsidiary of the Company.  The following represents the assets purchased and liabilities assumed at the acquisition date:

Patents	$4,027,471
Plant and equipment	63,756
Cash and cash equivalents	350,393
Other receivables and prepayments	72,828
Other assets	19,914
Total assets purchased	$4,534,362

Other payable and accrued liabilities	(182,799)
Deferred taxes	(550,976)
Other liabilities	(2,401)
Total liabilities assumed	$(736,176)

Total net assets	$3,798,186

Share percentage	77.5%

Net assets acquired	$2,943,594

Total consideration paid (including a deposit of $561,324 in prior years)	$2,943,594

8. During 2006, $126,781 was transferred from deposits to research and development expense.

9. During 2007 and 2006, liabilities of $69,577 and $0 were waived, respectively.

See accompanying notes to consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

1.

ORGANIZATION AND PRINCIPAL ACTIVITIES

Aida Pharmaceuticals, Inc. (Formerly BAS Consulting, Inc. (“BAS”)) was incorporated under the laws of the State of Nevada on December 18, 2002. On March 6, 2006, BAS Consulting, Inc. changed its name to Aida Pharmaceuticals, Inc.

On December 8, 2005, Aida Pharmaceuticals Inc. and its subsidiaries (“Aida” or the "Company") completed and closed the share exchange agreement dated as of June 1, 2005 by and among the Company, Earjoy Group Limited (“Earjoy”) and the shareholders of Earjoy.  Pursuant to the agreement, the Company completed the following actions:

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

After the share exchange, Earjoy became a wholly−owned subsidiary of the Company. Hangzhou Aida Pharmaceutical Co., Ltd. (“HAPC”) is a wholly owned subsidiary of Earjoy. HAPC is the sole operating subsidiary of Earjoy. HAPC has been in operation since March 1999 and was established as a limited liability company under the laws of the People’s Republic of China (“PRC”) on March 26, 1999. On December 23, 2004, Earjoy entered into a Share Purchase Agreement with Best Nation Investment Co., Ltd. for the acquisition by Earjoy of 100% of all interests in HAPC.

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

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

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

(v)

Changzhou Fangyuan Pharmaceutical Co., Ltd (“Fangyuan”) (66% subsidiary of HAPC).

(vi)

Shanghai Qiaer Bio-Technology Co., Ltd. (“Qiaer”) (77.5% subsidiary of HAPC).

Inter-company accounts and transactions have been eliminated in consolidation.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)  Concentrations

The Company has major customers for the years ended December 31, 2007 and 2006, who accounted for the following percentage of total sales and total accounts receivable in 2007 and 2006:

	Sales		Accounts Receivable
Major Customers	2007	2006	2007	2006

Company A	-	30%	-	46%
Company B	-	2%	-	1%
Company C	-	2%	-	1%
Company D	12%	-	4%	-
Company E	10%	-	3%	-
Company F	3%	-	2%	-
Company G	3%	-	7%	-

The Company has major suppliers who accounted for the following percentage of total purchases and total accounts payable in 2007 and 2006:

	Purchases		Accounts Payable
Major Suppliers	2007	2006	2007	2006

Company H	-	17%	-	7%
Company I	-	4%	-	3%
Company J	24%	-	31%	-
Company K	17%	-	-	-

The sole market for the Company’s products is the PRC.

Of the total revenue for 2007 and 2006, 54% and 40%, respectively, was fully dependent on the patent for Etimicin Sulfate owned by the Company.

(c)  Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)  Economic and Political Risks (continued)

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

(e)  Use of Estimates

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

(f)  Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, due to/from related parties, other receivables, due from/to employees, prepayments for goods, accounts payable, other payables and accrued liabilities, short-term debt, taxes payable and customer deposits. Management has estimated that the carrying amount approximates fair value due to their short-term nature.  The fair value of the Company’s long-term debt is estimated based on the current rates offered to the company for debt of similar terms and maturities.  Under this method, the Company’s fair value of long-term debt was not significantly different from the carrying value at December 31, 2007 and 2006.

(g)  Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. The Company maintains no bank account in the United States of America.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Restricted cash at December 31, 2007 and 2006 represents time deposits on account to secure notes payable.  Also see Note 11.

(h)   Inventories

Inventories are stated at the lower of cost or net realizable value (market). The cost of raw materials is determined on the basis of weighted average. The cost of finished goods is determined on the weighted average basis and comprises direct materials, direct labor and an appropriate proportion of overhead.

Net realizable value is based on estimated selling prices less any further costs expected to be incurred for completion and disposal.

(i)  Trade Receivables

Trade receivables are recognized and carried at original invoice amount less allowance for any uncollectible amounts.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable. At December 31, 2007 and 2006, the Company has an allowance for doubtful accounts of $817,762 and $639,208, respectively.

(j)   Marketable Securities

The Company’s investment in marketable securities consisted of an investment in a Chinese open-ended mutual fund that invested in Chinese corporate equity securities. The Company’s investment was classified as available-for-sale.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, this investment was carried at fair market value and any unrealized gains and losses were included in other comprehensive income, a separate component of shareholders’ equity. Realized gains and losses from the sales of marketable securities and declines in value considered to be other than temporary are included in other income (expense).  For the years ended December 31, 2007 and 2006, there were $0 and $106,633 unrealized gains recognized as other comprehensive income from the increases in value, respectively.  On January 28, 2007, the Company sold the marketable securities for $484,756 resulting in a gain of $121,998 which was included in the consolidated statement of income and comprehensive income for the year ended December 31, 2007. Also see Note 14.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)   Prepayments for goods

Prepayments for goods represent cash paid in advance to suppliers for purchasing raw materials.

(l)  Long-Term Investments

The Company has invested in companies in the PRC that have operations in the pharmaceutical industry. As of December 31, 2007 and 2006, the Company does not have more than 20% interest in any of the investments and does not exercise significant influence over them.  The Company accounts for the investments under the cost method. Investment income is recognized by the Company when the investee declares a dividend and the Company believes it is collectible.  Also see Note 10.

(m)  Plant and Equipment

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

(n)  Construction in Progress

Construction in progress represents direct costs of construction or the acquisition cost of buildings or machinery and design fees. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until the assets are completed and ready for their intended use. Construction in progress at December 31, 2007 and 2006 related to buildings.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

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

(q)  Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in SFAS No. 144. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no impairments in 2007 and 2006.

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

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(s)   Government Grants

Grants received from the PRC Government for assisting the Company’s technical research and development are netted against research and development costs when the proceeds are received or collectible.  See Note 2(v).

During 2007 and 2006, $113,189 and $169,439 was received from the PRC Government as a reward for the Company’s contribution to the local economy.

(t)   Research and Development Costs

Expenditures relating to the development of new products and processes, including significant improvements to existing products are expensed as incurred.  Research and development expenses were $284,230 and $324,835 for the years ended December 31, 2007 and 2006, respectively.

(u)   Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred.  Retirement benefits amounting to $245,490 and $171,443 were charged to operations for the years ended December 31, 2007 and 2006, respectively.

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

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(w)   Advance For Research and Development

In 2007 and 2006, government grants of $266,955 and $1,316,528 were received by the Company for research and development projects. The proceeds are to reduce research and development costs incurred in the future.  At December 31, 2007 and 2006, $54,760 and $1,065,478 were long-term advances for research and development and $1,029,657 and $251,050 were short-term advances for research and development based on the Company’s estimate of when the projects will be completed.

(x)  Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, at which time the Company began recognizing an expense for vested share-based compensation that has been issued or will be issued after that date. The Company adopted SFAS No. 123R on a prospective basis.  The Company estimates fair value of common stock based on the number of shares granted and the quoted price of the company’s common stock on the date of grant.  The fair value of the stock based compensation expense for years ended December 31, 2007 and 2006 was $0 and $1,401,973, respectively. The Company did not grant any stock options through December 31, 2007.

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

	2007	2006
Year end RMB: US$ exchange rate	7.3046	7.8087
Average yearly RMB: US$ exchange rate	7.5567	7.9395

(z)  Reserve Fund

In 2007 and 2006, the subsidiaries of the Company in China transferred 27% and 15% of its PRC profit after taxation to the surplus reserve fund in the amount of $848,710 and $404,178, respectively. Subject to certain restrictions set out in the PRC Companies Law, the surplus reserve fund may be distributed to shareholders in the form of share bonus issues and/or cash dividends. The Company’s retained earnings in the amount of $1,846,858 and $998,149 are restricted as of December 31, 2007 and 2006, respectively.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

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

(cc)  Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for 2007 and 2006.

(dd)  Recent Accounting Pronouncements

In February 2007, the FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No.115 (FAS 159) will become effective for the company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gins and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, if any, of this fair-value option will have a material effect on results or operations or consolidated financial position.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No.160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No.160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No.141 (R) and SFAS No.160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No.141 (R) or SFAS No. 160. We are aware that our accounting for minority interest will change and we are considering those effects now but believe the effects will only be a reclassification of minority interest from mezzanine equity to our stockholder’s equity section in the balance sheet, in any case we do not believe the implementation of SFAS 160 will be material to our financial position, SFAS 141(R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations are determined.

3.

NOTES RECEIVABLE

Notes receivable at December 31, 2007 and 2006 consist of the following:

	2007	2006
Bank acceptance notes:

Due January 29, 2008 (subsequently settled)	$23,216	$-
Due January 9, 2008 (subsequently settled)	27,473	-
Subtotal	$50,689	$-

	2007	2006
Notes receivable from related company:
Due December 14, 2008	$50,368	$-
Subtotal	$50,368	$-

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

3.

NOTES RECEIVABLE (CONTINUED)

	2007	2006
Notes receivable from unrelated companies:

Due January 30, 2007 (subsequently settled)	$-	$256,125
Due January 31, 2007 (subsequently settled)	-	502,366
Due January 31, 2007 (subsequently settled)	-	14,189
Due August 31, 2007 (subsequently settled)	-	12,806
Due September 20, 2007 (subsequently settled)	-	487,242
Due October 31, 2007 (subsequently settled)	-	576,280
Due November 11, 2007 (subsequently settled)	-	384,187
Due November 30, 2007 (subsequently settled)	-	128,062
Due December 1, 2007 (subsequently settled)	-	23,299
Due December 1, 2007 (subsequently settled)	-	7,100
Due December 2, 2007 (subsequently settled)	-	64,032
Due December 14, 2007 (subsequently settled)	-	329,263
Due November 30, 2008	52,888	-
Due October 31, 2008	724,094	-
Due December 15, 2008	68,450	-
Due January 26, 2008 (subsequently settled)	20,535	-
Due April 30, 2008	13,691	-
Due March 25, 2008	23,796	-
Due December 31, 2007 (subsequently settled)	24,907	-
Due December 31, 2007 (subsequently settled)	7,589	-
Subtotal	935,950	2,784,951
Less: Unamortized discount	49,518	70,717
Total notes receivable, net	$987,489	$2,714,234

Notes receivable from unrelated companies are interest-free and unsecured.

Notes receivable from a related company is due from Hangzhou Jin'ou Investment Co., Ltd., which is a company controlled by Jin Biao, the chairman of the Company. The amount is interest free and unsecured.

In 2007, interest-free notes were provided to companies for their assistance in developing distribution channels and new markets for the Company. The Company recorded selling and distribution expense and a discount on the notes receivable of $130,793 based on the present value of the notes receivable using a rate of 7% per annum.

During 2007 and 2006, $81,275 and $9,378 of interest income was recognized in the accompanying consolidated statements of income from the amortization of the discount.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

4.

INVENTORIES

Inventories at December 31, 2007 and 2006 consist of the following:

	2007	2006

Raw materials	$1,519,854	$1,712,850
Work-in-progress	1,036,717	500,997
Finished goods	1,281,088	593,098
	$3,837,659	$2,806,945

5.

DUE TO/FROM RELATED PARTIES

(I)  Due From Related Parties

		2007	2006

Ningbo Tianheng Pharmaceuticals Co., Ltd.	(a)	$19,889	$18,605
Zhejiang Guobang Veterinary Drug Co., Ltd.	(b)	-	22,857
Total due from related parties		$19,889	$41,462

(II)  Due To Related Parties

		2007	2006

Merlin Green Canada Inc.	(c)	$28,932	$27,063
Zhejiang Guobang Veterinary Drug Co., Ltd.	(b)	13,208	-
Total due to related parties		$42,140	$27,063

(III) Due From Employees

		2007	2006

Current		$1,014,395	$264,182
Total due from employees	(d)	$1,014,395	$264,182

(IV) Due To Employees

		2007	2006

Current		$87,141	$122,440
Total due to employees	(d)	$87,141	$122,440

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

5.

DUE TO/FROM RELATED PARTIES

(f)

Ninbo Tianheng Pharmaceutical (“Tianheng”) is a former shareholder of HAPC. The remaining balance is interest free, unsecured and has no fixed repayment term.

(g)

Zheijiang Guobang Veterinary Drug Co., Ltd., a company controlled by the director of HAPC, sold $32,173 of raw materials to HAPC in 2007. The balance at December 31, 2007 represents an advance for purchases.

(h)

Merlin Green Canada Inc. is a shareholder of Hainan Aike Pharmaceutical Co., Ltd.  The amounts represent money advanced from Merlin Green Canada Inc.  The balance is unsecured, interest-free and has no fixed repayment terms.

(i)

Due from/to employees are interest-free, unsecured and have no fixed repayment terms. The amounts due from/to employees primarily represent advances to/amounts due to sales personnel for business related expenses.

6.

PLANT AND EQUIPMENT

Plant and equipment consist of the following as of December 31, 2007 and 2006:

	2007	2006
At cost:
Buildings	$9,865,299	$8,944,313
Machinery	12,465,740	9,206,036
Motor vehicles	912,448	742,689
Office equipment	912,979	668,428
Leasehold improvements	476,691	455,356
	24,633,157	20,016,822
Less: Accumulated depreciation
Buildings	1,758,316	880,647
Machinery	4,748,325	3,504,714
Motor vehicles	452,541	445,523
Office equipment	542,518	412,530
Leasehold improvements	378,819	795,797
	7,880,519	6,039,211
Plant and equipment, net	$16,752,638	$13,977,611

The net book value of buildings and machinery pledged for certain bank loans at December 31, 2007 and 2006 is $5,070,294 and $4,892,624, respectively.  Also see Note 11.

Depreciation expense for 2007 and 2006 is $1,509,888 and $1,715,406, respectively.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

7.

LAND USE RIGHTS

Land use rights consist of the following as of December 31, 2007 and 2006:

	2007	2006

Cost	$3,945,385	$3,945,385
Less: Accumulated amortization	280,670	198,160
Land use rights, net	$3,664,715	$3,747,225

Amortization expense for the years ended December 31, 2007 and 2006 is $82,510 and $57,508, respectively.

Amortization expense for the next five years and thereafter is as follows:

2008	$82,510
2009	82,510
2010	82,510
2011	82,510
2012	82,510
Thereafter	3,252,165
Total	$3,664,715

The net book value of the land use rights pledged for certain bank loans at December 31, 2007 and 2006 is $2,314,771 and $1,572,139, respectively.  Also see Note 11.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

8.        PATENTS

	2007	2006

Cost	$6,446,568	$6,446,568
Less: Accumulated amortization	1,086,125	722,568
Patents, net	$5,360,443	$5,724,000

Amortization expense for the years ended December 31, 2007 and 2006 is $363,557 and $316,504, respectively.

Amortization expense for the next five years and thereafter is as follows:

2008	$313,006
2009	311,882
2010	311,882
2011	311,882
2012	311,882
Thereafter	3,799,909
Total	$5,360,443

9.       DEPOSITS

Deposits at December 31, 2007 and 2006 consist of the following:

	2007	2006
Deposits for patents	$648,222	$703,702
Deposits for equipment	412,500	97,783
Deposits for long-term investment	9,492,709	151,782
Total	$10,553,431	$953,267

During the year ended December 31, 2007, the Company paid $412,500 as deposits to acquire certain equipment. A deposit of $97,783 was transferred to equipment in 2007.

In 2007, the Company paid $9,492,709 as a refundable deposit to acquire 98% of the outstanding shares of Jiangsu Institute of Microbiology Co.,Ltd.  Also see Note 18.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

10.

LONG-TERM INVESTMENTS

As of December 31, 2007 and 2006, long-term investments consisted of the following:

	Ownership Interest	2007	Ownership Interest	2006
At cost:
Hangzhou Longde Medical
Machinery Co., Ltd.	10.6%	$-	10.6%	$103,656
Hangzhou Jin'ou Medicine Co, Ltd.	15%	205,350	15%	192,093
		$205,350		$295,749

On July 28, 2007, the Company entered into agreement with Hangzhou Handcrafts Cooperate Association to transfer its 10.6% interest in Hangzhou Longde Medical Machinery Co., Ltd. for $75,919 resulting in a loss of $14,480, which was included in the other expense, net in the consolidated statement of income and comprehensive income for the year ended December 31, 2007.

11.

SHORT –TERM DEBT

Short-term debt as of December 31, 2007 and 2006 consists of the following:

Bank Loans	2007	2006
Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 20, 2007, monthly interest only payments at 6.732% per annum, secured by assets owned by the Company. (subsequently repaid on its due date)	$-	$640,311

Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 15, 2007, monthly interest only payments at 6.732% per annum, secured by assets owned by the Company. (subsequently repaid on its due date)	-	800,389

Loans from Industrial and Commercial Bank of China Qingchun Branch, due July 26, 2007, monthly interest only payments at 6.435% per annum, secured by assets owned by the Company. (subsequently repaid on its due date)	-	896,436

Loans from Industrial and Commercial Bank of China Qingchun Branch, due June 6, 2007, monthly interest only payments at 6.435% per annum, secured by assets owned by the Company. (subsequently repaid on its due date)	-	1,280,623

Loans from Industrial and Commercial Bank of China Qingchun Branch, due June 27, 2007, monthly interest only payments at 6.435% per annum, secured by assets owned by the Company. (subsequently repaid on its due date)	-	768,374

Loan from Bank of Communication Qingchun Branch, due June 5, 2007 monthly interest only payments at 6.435% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd. (subsequently repaid on its due date)	-	1,290,623

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

11.

SHORT –TERM DEBT (CONTINUED)

	2007	2006

Loan from Bank of Communication Qingchun Branch, due June 19, 2007 monthly interest only payments at 6.435% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd. (subsequently repaid on its due date)	-	1,290,623

Loan from Hangzhou Commercial Bank Gaoxin Branch due February 27, 2007, monthly interest only payments at 5.3625% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. (subsequently repaid on its due date)	-	1,290,623

Loan from Bank of China Kaiyuan Branch due May 8, 2007, monthly interest only payments at 6.7275% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. (subsequently repaid on its due date)	-	1,034,498

Loan from Bank of China Kaiyuan Branch due May 16, 2007, monthly interest only payments at 6.7275% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. (subsequently repaid on its due date)	-	650,311

Loan from Bank of China Kaiyuan Branch due April 17, 2007, monthly interest only payments at 6.417% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. (subsequently repaid on its due date)	-	2,187,059

Loan from Huaxia Bank Wenhui Branch due April 3, 2007, monthly interest only payments at 6.417% per annum, guaranteed by Ningbo Tianheng Co., Ltd. (subsequently repaid on its due date)	-	778,374

Loans from Industrial and Commercial Bank of China Qingtai Branch, due August 4, 2007, monthly interest only payments at 6.138% per annum, guaranteed by Hangzhou Jinou Group. (subsequently repaid on its due date)	-	1,290,623

Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 15, 2008, monthly interest only payments at 7.524% per annum, secured by assets owned by the Company. Also see Notes 6 and 7.	684,501	-

Loans from Industrial and Commercial Bank of China Qingchun Branch, due July 18, 2008, monthly interest only payments at 7.524% per annum, secured by assets owned by the Company. Also see Notes 6 and 7.	958,300	-

Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 8, 2008, monthly interest only payments at 7.524% per annum, secured by assets owned by the Company. Also see Notes 6 and 7.	855,625	-

Loans from Industrial and Commercial Bank of China Qingchun Branch, due June 6, 2008, monthly interest only payments at 7.227% per annum, secured by assets owned by the Company. Also see Notes 6 and 7.	1,369,000	-

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

11.

SHORT –TERM DEBT (CONTINUED)

	2007	2006

Loans from Industrial and Commercial Bank of China Qingchun Branch, due June 18, 2008, monthly interest only payments at 7.227% per annum, secured by assets owned by the Company. Also see Notes 6 and 7.	821,400	-

Loan from Bank of Communication Qingchun Branch, due March 29, 2008 monthly interest only payments at 6.7095% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd.	3,422,501	-

Loan from Bank of Communication Qingchun Branch, due June 5, 2008 monthly interest only payments at 6.8985% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd.	1,369,000	-

Loan from Bank of Communication Qingchun Branch, due June 18, 2008 monthly interest only payments at 6.8985% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd.	1,369,000

Loan from Hangzhou Commercial Bank Gaoxin Branch due February 1, 2008, monthly interest only payments at 6.732% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. (subsequently repaid on its due date)	1,369,000	-

Loan from Bank of China Kaiyuan Branch due April 27, 2008, monthly interest only payments at 7.3485% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	1,369,000	-

Loan from Bank of China Kaiyuan Branch due May 16, 2008, monthly interest only payments at 7.3485% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	684,501	-

Loan from Bank of China Kaiyuan Branch due May 9, 2008, monthly interest only payments at 7.3485% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	2,053,501	-

Loan from Evergrowing Bank Hangzhou Branch due June 4, 2008, monthly interest only payments at 7.3485% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	2,053,501	-

Loan from China Development Bank Haikou Branch, due December 21, 2007 and November 24, 2006, respectively, monthly interest only payments at 6.138% and 5.115 per annum, respectively, guaranteed by Haikou Assure Investment Ltd. (subsequently repaid on its due date)	-	394,187

Loans from Changzhou Commercial Bank, due June 20, 2007, monthly interest only payments at 8.37% per annum, secured by assets owned by the Company. (subsequently repaid on its due date)	-	1,822,081

Loans from Changzhou Commercial Bank, due June 20, 2007, monthly interest only payments at 8.37% per annum, secured by assets owned by the Company. (subsequently repaid on its due date)	-	1,143,351

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

11.

SHORT –TERM DEBT (CONTINUED)

	2007	2006

Loans from Changzhou Commercial Bank, due May 18, 2007, monthly interest only payments at 8.37% per annum, guaranteed by Jiangyin Huilun Co. Ltd. (subsequently repaid on its due date)	-	270,614

Loans from Changzhou Commercial Bank, due May 28, 2008, monthly interest only payments at 8.541% per annum, secured by assets owned by the Company. Also see Note 6.	1,937,136	-

Loans from Changzhou Commercial Bank, due May 28, 2008, monthly interest only payments at 8.541% per annum, secured by assets owned by the Company. Also see Note 7.	1,211,565	-

Loans from Changzhou Communication Bank of China, due November 16, 2008, monthly interest only payments at 9.478% per annum, guaranteed by Changzhou High-Tech Development District Co., Ltd.	1,525,066	-

Loans from Changzhou Communication Bank of China, due November 23, 2008, monthly interest only payments at 9.478% per annum, guaranteed by Changzhou High-Tech Development District Co., Ltd.	390,165	-

Loans from Huaxia Bank, due October 17, 2008, monthly interest only payments at 8.020% per annum, guaranteed by Changzhou Huarun Material Co., Ltd.	2,738,001	-

Total short-term bank loans	26,180,763	17,829,100

Notes payable to unrelated companies:
Due May 30, 2007 (subsequently repaid on its due date)	-	190,365
Due May 8, 2007 (subsequently repaid on its due date)	-	1,024,498
Due June 21, 2007 (subsequently repaid on its due date)	-	1,280,623
Due August 31, 2007 (subsequently repaid on its due date)	-	768,374
Due December 30, 2007, interest charged at 9.00% per annum (subsequently repaid on its due date)	-	640,311
Due January 15, 2007 (subsequently repaid on its due date)	-	133,185
Due April 5, 2007, interest charged at 5.58% per annum (subsequently repaid on its due date)	-	320,156
Due April 20, 2007, interest charged at 5.58% per annum (subsequently repaid on its due date)	-	320,156
Due November 30, 2007, interest charged at 5.85% per annum (subsequently repaid on its due date)	-	512,249
Due December 31, 2007, guaranteed by Donghong Taisheng Co., Ltd (subsequently repaid on its due date)	-	256,125
Due August 28, 2007, interest charged at 6.4% per annum, guaranteed by Ge Xiaohu (subsequently repaid on its due date)	-	640,310
Due March 14, 2008	102,675	-
Due February 23, 2008	684,500	-
Due June 27, 2008	98,568	-
Due September 30, 2008, interest charged at 7.52% per annum	547,601	-

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

11.

SHORT –TERM DEBT (CONTINUED)

	2007	2006
Due December 30, 2008, interest charged at 9.00% per annum	684,500	-
Due April 6, 2008, interest at 7.26% per annum	684,500	-
Due June 30, 2008, interest at 7.02% per annum	821,399	-
Due December 31, 2007 (subsequently repaid)	273,800	-
Due December 31, 2008	273,800	-
Total notes payable	4,171,343	6,086,352
Total short-term debt	$30,352,106	$23,915,452

Interest expense for 2007 and 2006 was $2,141,062 and $1,701,704, respectively.

During 2007, interest expense for a note payable to Shengzhou Jinji Medical Investment Co., Ltd. was exempted, resulting in a gain of $44,596 which was included in the consolidated statement of income and comprehensive income for the year ended December 31, 2007.

All the notes payable are subject to bank charges of 0.05% of the principal amount as a commission on each loan transaction. Bank charges for notes payable were $2,498 and $1,284 in 2007 and 2006, respectively.

Restricted cash of $885,743 is held as collateral for the following notes payable at December 31, 2007:

Due February 23, 2008	$684,500
Due March 14, 2008	102,675
Due June 17, 2008	98,568
Total	$885,743

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

12.

LONG-TERM DEBT

Long-term debt as of December 31, 2007 and 2006 consists of the following:

	2007	2006
Loans from Communication Bank of China Changzhou Branch, due November 3, 2008, monthly interest only payments at 6.7272% per annum, guaranteed by Changzhou High-Tech Development District Co., Ltd.	$1,369,000	$3,717,380
Total long-term bank loan	1,369,000	3,717,380
Less: current portion	(1,369,000)	-
Long-term portion	$-	$3,717,380

Notes payable to unrelated companies:

Due December 31, 2008, interest charged at 1% per annum and guaranteed by Donghong Taisheng Co., Ltd. (subsequently repaid)	$-	$256,124
Due December 31, 2009, interest charged at 7.02% per annum guaranteed by Donghong Taisheng Co., Ltd	384,187	384,187
Due February 20, 2009, interest charged at 1% per annum and unsecured	1,262,947	1,280,623
Total notes payable	$1,647,134	$1,920,934

Total long-term debt	$1,647,134	$1,920,934

During 2007 and 2006, the Company incurred interest expense of $13,232 and $10,874, respectively, for long-term debt.

13.

INCOME TAXES

(a)  Effect of Changes in Chinese Corporate Tax Law

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), which is effective from January 1, 2008. Under the new CIT Law, the corporate income tax rate applicable to the Company starting from January 1, 2008 will be 25%, replacing the currently applicable tax rate of 15% to 33%. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. Effects arising from the enforcement of new CIT law have been reflected in the accompanying consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

13.

INCOME TAXES (CONTINUED)

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of FASB statement No. 109, Accounting for Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2005. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of December 31, 2007 the Company was not aware of any pending income tax examinations by China tax authorities.  The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

13.

INCOME TAXES (CONTINUED)

In accordance with the relevant tax laws and regulations of PRC, the corporation income tax (“CIT”) rate is 15 to 33%.  In 2006, HAPC applied to the local tax authority for a favorable corporate income tax rate of 26.4% for companies registered in coastal economic zone of PRC, which was approved in October 2006. As a result, the corporate income tax rate applicable to HAPC was changed to 26.4% from 33%.  Hainan and Yangpu are subsidiaries registered in Hainan, PRC, and their corporate income tax rate of 15% is the tax rate for companies registered in Hainan, PRC in accordance with the relevant tax laws in PRC. Fangyuan is a subsidiary of HAPC and its applicable corporate income tax rate is 15%, since the company was recognized as high-tech companies by the PRC government.  However, in accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. For Hangzhou and Hainan, the first profitable year for income tax purposes as a foreign investment company was 2004. Income tax expense for the 2007 and 2006 are summarized as follows:

	2007	2006
Current:
Provision for state corporation income tax	$377,919	$636,221
Provision for local corporation income tax	37,792	37,251
	415,711	673,472
Deferred:
Provision for state corporation income tax	(50,609)	(490,538)
Provision for local corporation income tax	(5,061)	(9,676)
	(55,670)	(500,214)
Income tax expense	$360,041	$173,258

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

13.

INCOME TAXES (CONTINUED)

The Company’s income tax expense differs from the “expected” tax expense for the years ended December 31, 2007 and 2006 (computed by applying the CIT rate of 26.4 percent to income before income taxes) as follows:

	2007	2006

Computed “expected” expense	$1,236,405	$613,166
Effect of favourable tax rates	(625,868)	38,203
Tax rate adjustment	58,253	5,552
Permanent difference	(210,149)	-
Valuation allowance	29,912	(866)
Tax exemptions	(128,512)	(482,797)

Income tax expense	$360,041	$173,258

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Current portion:
Consulting and audit expenses	$96,384	$105,564
Selling and distribution expenses	174,608	102,404
Bad debt provision	102,963	41,949
Other	40,899	45,797
Subtotal	414,854	295,714

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

13.

INCOME TAXES (CONTINUED)

	2007	2006

Non-current portion:
Depreciation	$5,875	$65,416
Impairment and amortization	60,844	41,502
Bad debt provision	411	24,299
Pre-operating expenses	-	12,546
Research and development costs	129,403	281,453
Other	42,307	42,307
Less: Valuation allowance	(41,213)	(11,301)
Subtotal	197,627	456,222

Total deferred tax assets	612,481	751,936

Deferred tax liabilities:
Current portion:
Sales cut-off	101,992	134,954
Unrealized gains from marketable securities	-	30,710
Other	42,463	7,180
Subtotal	144,455	172,844

Non-current portion:
Subsidy income	192,105	192,105
Depreciation	48,132	28,963
Research and development costs	205	35,315
Government grant	274	58,841
Intangible assets from acquisition	481,546	567,032
Other	247,793	137,309
Subtotal	970,055	1,019,565

Total deferred tax liabilities	1,114,510	1,192,409

Net deferred tax liabilities	$502,029	440,473

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

13.

INCOME TAXES (CONTINUED)

(b)  Tax Holiday Effect

For 2007 and 2006 the PRC corporate income tax rate was 33%. Certain subsidiaries of the Company are entitled to tax exemptions or lower tax rates (tax holidays) for 2007 and 2006.

Income before income tax expense of $4,683,353 and $2,322,597 for 2007 and 2006, respectively was attributed to subsidiaries with operations in China. Income tax expense related to China income for 2007 and 2006 is $360,041 and $173,258, respectively.

The combined effects of the income tax expense exemptions and reductions available to the Company for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Tax holiday effect	754,380	444,594
Basic net income per share effect	$0.03	$0.02

(c)  Value Added Tax (“VAT”)

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

The VAT payable of $319,085 and $301,103 at December 31, 2007 and 2006, respectively, are included in other payables and accrued liabilities in the accompanying consolidated balance sheets.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

14.

STOCK COMPENSATION

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

15.

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

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

16.

COMMITMENTS AND CONTINGENCIES

(a)

Lease Commitment

The Company occupies plant and office space leased from third parties.  Accordingly, for the years ended December 31, 2007 and 2006 the Company recognized rental expense for these spaces of $377,873 and $188,360, respectively.

As of December 31, 2007, the Company has outstanding commitments with respect to non-cancelable operating leases for real estate, which fall due as follows:

Year Ending December 31	Amount
2008	$244,907
2009	211,654
2010	207,177
2011	207,177
2012	195,464
Thereafter	547,601
Total	$1,613,980

(b)

Contingencies

In 2006, the Company brought a legal action against Jiangxi Pharmaceutical Co., Ltd. and Hainan Licheng Pharmaceuticals Co., Ltd. for their infringement upon the patent of Etimicin transfusion. As the plaintiff, the Company has claimed compensation of approximately $38,590 for the infringement. According to the judge’s report from the local court in Haikou, PRC, on December 30, 2006, the Company won the lawsuit and Jiangxi Pharmaceutical Co., Ltd. and Hainan Licheng Pharmaceuticals Co., Ltd. will be required to pay $38,590 as compensation to the Company. However, Jiangxi Pharmaceutical Co., Ltd. and Hainan Licheng Pharmaceuticals Co., Ltd. appealed the ruling to a higher level court and the Company has not received the payment.  Considering the uncertainties of the legal proceeding, the Company did not record a contingent gain for this at December 31, 2007.

In December of 2005, the Company sued Hainan Haomai Pharmaceutical Co., Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. for their infringement upon the patent of Etimicin transfusion. As the plaintiff, the Company has claimed compensation of approximately $38,590 for the infringement. According to the judge’s report from the local court in Haikou, PRC, on January 18, 2007, the Company won the lawsuit and Hainan Haomai Pharmaceutical Co., Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. will pay $38,590 as compensation for the infringement.  However, Hainan Haomai Pharmaceutical Co., Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. appealed the ruling to a higher level court and the Company has not received the payment.  Considering the uncertainties of the legal proceeding, the Company did not record a contingent gain for this at December 31, 2007.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

16.

COMMITMENTS AND CONTINGENCIES (CONTINUED)

In January 2007, the Company was sued by Jiangying Xinqiao Construction Co., Ltd for an overdue construction payment of $243,318. The local judge held a court in April, 2007 and the case is still in progress.  The Company believes the claim is without merit and plans to vigorously contend the claim. As such, there is no contingent accrual at December 31, 2007.

17.

BUSINESS COMBINATION

On August 6, 2006, the Company purchased 77.5% interest in Qiaer for $2,943,594. Thereafter, Qiaer became a 77.5% owned subsidiary of the Company and the financial results of Qiaer have been consolidated in the accompanying consolidated financial statements of the Company from the date of acquisition.

The following summarizes the acquisition:

Total consideration paid	$2,943,594
Fair value of assets acquired	(15,441,121)
Fair value of liabilities assumed	143,530
Negative goodwill	$(12,353,997)

Negative goodwill applied to a patent	$12,353,997
Total	$12,353,997

The following is the pro forma net income and basic and diluted net income per share of the Company for the year ended December 31, 2006 assuming the acquisition was completed on January 1, 2006:

Net income	$3,340,496

Net income per share, basic and diluted	$0.13

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

18.

SUBSEQUENT EVENTS

(a)  Registration Statement

On January 29, 2008, the Registration Statement of Form SB-2 the Company filed with SEC became effective.  The Prospectus attached with the registration statement relates to 1,300,000 shares of common stock of the Company, which have already been issued to the selling security holder in private placement transactions. An additional 1,200,000 units, each unit consisting of one share of common stock, one class A redeemable warrant and one class B redeemable warrant, are being offered by the Company.  None of the 1,200,000 units have been sold as of March 7, 2008.

(b)  Acquisition

On March 26, 2008, the Company, through its subsidiaries, HAPC and Fangyuan, entered into share transfer agreements with Jin’ou Medicine Co., Ltd. and Jiangyin Hi-Tech Group to acquire an aggregate of 98% interest in JiangSu Institute of Microbiology Co., Ltd. for cash of $9,492,709.

The following unaudited pro forma combined condensed statement of income for the year ended December 31, 2007 was prepared as if the acquisition had occurred on January 1, 2007. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated or which may be obtained in the future.

Pro Forma Combined (Unaudited)

REVENUES	$29,387,966

GROSS PROFIT	$14,685,971

INCOME FROM OPERATIONS	$4,900,676

NET INCOME	$2,231,004

NET INCOME PER SHARE
BASIC AND DILUTED	$0.08