Form 10-Q
period 2008-03-31
AIDA PHARMACEUTICALS INC
filed 2008-05-20
CIK 1220286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number:

000-50212

AIDA PHARMACEUTICALS, INC.

 (Exact name of registrant as specified in its charter)

Nevada	81-0592184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31 Dingjiang Road, Jianggan District, Hangzhou, China	310016
(Address of principal executive offices)	(Zip Code)

86-0571-85802712

(Registrant’s telephone number, including area code)

__________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” ion Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 10, 2008, there were 27,000,000 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

AIDA PHARMACEUTICALS, INC.

(Inapplicable items have been omitted)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

In the opinion of management, the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

AIDA PHARMACEUTICAL, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2008	December 31, 2007
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,596,942	$8,399,306
Restricted cash	102,532	885,743
Accounts receivable, net of allowance for doubtful accounts of $801,470 and $817,762 as of March 31, 2008 and December 31, 2007, respectively	9,992,647	9,661,421
Notes receivable, net of discount of $36,447 and $49,518 as of March 31, 2008 and December 31, 2007, respectively	1,283,415	987,489
Inventories	4,413,831	3,837,659
Due from related parties	27,809	19,889
Receivable for secured guarantee	6,995,516	-
Other receivables, prepaid expenses, and other assets	388,025	182,289
Deposits	11,291,973	10,553,431
Due from employees	1,342,927	1,014,395
Prepayments for goods	181,527	324,370
Deferred taxes	411,713	414,854
Total current assets	41,028,857	36,280,846

LONG-TERM ASSETS
Plant and equipment, net	17,401,420	16,752,638
Land use rights, net	3,642,955	3,664,715
Construction in progress	466,100	269,552
Patents, net	5,200,774	5,360,443
Long-term investments	205,350	205,350
Deferred assets	81,299	-
Deferred taxes	234,241	197,627
Total long-term assets	27,232,139	26,450,325

TOTAL ASSETS	$68,260,996	$62,731,171

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,507,271	$2,547,129
Other payables and accrued liabilities	2,866,252	2,702,043
Advances for research and development	1,399,387	1,029,657
Short-term debt	28,812,717	30,352,106
Current portion of long-term debt	1,369,000	1,369,000
Due to related parties	97,237	42,140
Taxes payable	173,093	129,810
Customer deposits	1,043,158	467,889
Due to employees	66,740	87,141
Deferred taxes	92,654	144,455
Total current liabilities	38,427,509	38,871,370

LONG-TERM LIABILITIES
Notes payable	384,187	1,647,134
Advances for research and development	-	54,760
Deferred taxes	983,492	970,055
Long term debt	6,835,465	-
Total long-term liabilities	8,203,144	2,671,949

TOTAL LIABILITIES	46,630,653	41,543,319

MINORITY INTERESTS	8,407,675	7,871,031

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 27,000,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	27,000	27,000
Additional paid-in capital	5,204,352	5,204,352
Retained earnings (the restricted portion is $1,846,858 and $1,846,858 at March, 31, 2008 and at December 31, 2007, respectively)	7,310,924	7,329,904
Accumulated other comprehensive income	680,392	755,565

Total Shareholders’ Equity	13,222,668	13,316,821
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$68,260,996	$62,731,171

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS

OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007

REVENUES, NET	$7,652,017	$5,296,176

COST OF GOODS SOLD	(3,700,057)	(2,972,516)

GROSS PROFIT	3,951,960	2,323,660

Research and development	283,116	132,198

Selling and distribution	1,878,847	988,101

General and administrative	1,105,795	1,176,049

INCOME FROM OPERATIONS	684,202	27,312

OTHER INCOME (EXPENSES)

Interest expense, net	(545,563)	(342,948)

Government grants	2,792	49,723

Investment income	-	118,626

Other income (expense), net	171,509	(29,968)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	312,940	(177,255)

INCOME TAX (EXPENSE) BENEFIT	(116,149)	66,830

INCOME (LOSS) FROM OPERATIONS BEFORE MINORITY INTERESTS	196,791	(110,425)

MINORITY INTERESTS	(215,771)	(49,779)

NET LOSS	(18,980)	(160,204)

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	75,173	275,513

Income taxes related to other comprehensive income	-	(72,735)

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES	75,173	202,778

COMPREHENSIVE INCOME	$56,193	$42,574

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	27,000,000	27,000,000

Net loss per common share, basic and diluted	$0.00	$0.00

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,980)	$(160,204)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	514,423	533,463
Provision for doubtful accounts	-	30,803
Amortization of discount on notes receivable	(13,071)	(21,109)
Deferred taxes	(71,837)	(120,177)
Gain on sale of marketable securities	-	(118,626)
Gain on disposal of fixed assets	(761)	-
Deferred compensation	(81,299)	-
Minority interests’ share of net income	215,771	49,779

Changes in operating assets and liabilities, net of effects of acquisition:

(Increase) Decrease In:
Accounts receivable	(331,225)	4,303,968
Inventories	(576,171)	(411,727)
Other receivables, prepaid expenses, and other assets	(205,736)	(44,428)
Prepayments for goods	142,842	(22,385)

Increase (Decrease) In:
Accounts payable	(39,858)	(811,377)
Other payables and accrued liabilities	164,206	(257,024)
Advances for research and development	314,971	667
Due to employees	(20,401)	217,844
Taxes payable	43,282	(204,440)
Customer deposits	575,269	432,420
Net cash provided by operating activities	611,425	3,397,447

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(260,091)	(274,144)
Purchases of construction in progress	(196,548)	(8,358)
Deposit for long term investment	(380,980)	(583,356)
Deposit for plant and equipment	(357,562)	(160,420)
Repayment of notes receivable	51,960	566,218
Issuance of notes receivable	(334,815)	(3,886,201)
Due from employees	(328,532)	(140,689)
Payment of secured guarantee	(6,995,516)	-
Proceeds from disposal of plant and equipment	18,385	-
Proceeds from sale of marketable securities	-	374,751
Net cash used in investing activities	(8,783,699)	(4,112,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	783,211	(19,104)
Proceeds from short-term debt	4,984,193	1,292,959
Repayments of short-term debt	(7,786,529)	(2,098,523)
Proceeds from long-term bank loan	6,835,465	-
Advances from related parties	3,759	77,952
Repayment of advances to related parties	43,417	-
Net cash provided by (used in) financing activities	4,863,516	(746,716)

DECREASE IN CASH AND CASH EQUIVALENTS	(3,308,758)	(1,461,468)

Effect of exchange rate changes on cash	(493,606)	275,366
Cash and cash equivalents at beginning of period	8,399,306	6,116,816

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,596,942	$4,930,714

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$167,501	$76,913
Interest paid	$281,286	$360,536

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

SUPPLEMENTAL NON-CASH DISCLOSURES:

1. During the three months ended March 31, 2008 and 2007, deposit of $0 and $38,475 was transferred to patents.

2. During the three months ended March 31, 2008 and 2007, deposit of $0 and $97,783 was transferred to plant and equipment.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

1.

ORGANIZATION AND PRINCIPAL ACTIVITIES

The primary operations of Aida Pharmaceuticals, Inc. and subsidiaries (the “Company”) are the development, production and distribution of cardiovascular and anti cancer drugs, in the form of powder for injection, liquid for intravenous injection, capsule, tablet, ointment, etc., within the People’s Republic of China (“PRC”).

2.

BASIS OF PRENTATION

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company’s Annual Report Form 10-KSB.  These interim financial statements should be read in conjunction with that report.

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

All inter-company accounts and transactions have been eliminated in consolidation.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

4.

CONCENTRATIONS

The Company has major customers who accounted for the following percentages of total sales and total accounts receivable in 2008 and 2007:

	Sales
Major Customers	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	Accounts Receivable
			March 31, 2008	December 31, 2007

Company A	-	26%	-	30%
Company B	-	4%	-	2%
Company C	-	2%	-	2%
Company D	14%	-	8%	-
Company E	11%	-	5%	-
Company F	4%	-	2%	-
Company G	4%	-	4%	-

The Company has major suppliers who accounted for the following percentage of total purchase and total accounts payable in 2008 and 2007:

	Purchase
Major Suppliers	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	Accounts Payable
			March 31, 2008	December 31, 2007

Company H	11%	11%	30%	12%
Company I	4%	9%	12%	5%

The sole market of the Company is the PRC for the periods ended March 31, 2008 and 2007.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

	March 31, 2008	December 31, 2007	March 31, 2007
Period end RMB: US$ exchange rate	7.0222	7.3046	7.7342
Average period RMB: US$ exchange rate	7.1634	7.5567	7.7715

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

9.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The adoption of SFAS No. 157 did not have an impact on the Company’s financial statements.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

9.

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No.160 (see more details below) clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160. We are aware that our accounting for minority interest will change and we are considering those effects now but believe the effects will only be a reclassification of minority interest from mezzanine equity to our stockholder’s equity section in the balance sheet. In any case we do not believe the implementation of SFAS 160 will be material to our financial position. SFAS 141 (R) will significantly affect the accounting for future business combinations and the Company will determine the accounting as new combinations occur.

In February 2007, the FASB issued SFAS No. 159, The Fair Value for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 160 will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), which amends SFAS No.133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. SFAS No. 161 is effective for fiscal periods beginning on or after November 15, 2008. The Company is currently in the process of assessing the impact that SFAS No. 161 will have on the disclosures in its financial statements.

10.

NOTES RECEIVABLE

Notes receivable consist of the following:

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

Notes receivable from unrelated companies:
	March 31, 2008 (Unaudited)	December 31, 2007

Due November 30, 2008	$101,643	$52,888
Due January 29, 2008 (subsequently settled)	-	23,216
Due January 9, 2008 (subsequently settled)	-	27,473
Due October 31, 2008	751,949	724,094
Due December 15, 2008	71,203	68,450
Due January 26, 2008 (subsequently settled)	-	20,535
Due April 30, 2008 (subsequently settled)	45,061	13,691
Due December 31, 2008	25,909	23,796
Due December 31, 2007 (subsequently settled)	-	24,907
Due December 31, 2007 (subsequently settled)	-	7,589
Due August 20, 2008	33,414	-
Due April 25, 2008 (subsequently settled)	28,578	-
Due December 14, 2008	52,394	50,368
Due July 4, 2008	1,518	-
Due June 28, 2008	30,162	-
Due July 26, 2008	14,241	-
Due April 10, 2008 (subsequently settled)	47,756	-
Due July 7, 2008	15,069	-
Due December 31, 2008	100,965	-
Subtotal	1,319,862	1,037,007
Less: Discount	36,447	49,518
Total notes receivable, net	$1,283,415	$987,489

Notes receivable are interest-free and unsecured.

In 2007, interest-free notes were provided to companies for their assistance in developing distribution channels and new markets for the Company. The Company recorded selling and distribution expense and a discount on the notes receivable of $130,793 based on the present value of the notes receivable using a rate of 7% per annum.

For the three months ended March 31, 2008, $13,071 of interest income was recognized in the accompanying condensed consolidated statements of operations from the amortization of the discount.

11.

INVENTORIES

Inventories consist of the following:

	March 31, 2008 (Unaudited)	December 31, 2007

Raw materials	$887,226	$1,519,854
Work-in-progress	1,059,803	1,036,717
Finished goods	2,466,802	1,281,088
Total	$4,413,831	$3,837,659

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

12.

RECEIVABLE FOR SECURED GUARANTEE

On September 26 and November 9, 2007, HAPC entered into guarantee contracts to serve as guarantor of bank loans amounting to $2,848,110 and $2,136,083 respectively to a third-party, Nanwang Information Industry Group Co., Ltd. (“Nanwang”) from Bank of Communication Hangzhou Branch. Under the guarantee contract, HAPC shall perform all obligations of Nanwang under the loan contract if Nanwang fails to perform such obligations. On March 25, 2008, Bank of Communication Hangzhou Branch demanded Nanwang repay the loans and outstanding interest because Nanwang defaulted on its interest payments. Consequently, as its guarantor, HAPC had to repay $5,080,732 for Nanwang .

Also, on June 15, 2007, HAPC entered into a guarantee contract to serve as guarantor of a bank loan amounting to $2,136,083 to Nanwang from Union Bank Hangzhou Branch. Under the guarantee contract, HAPC shall perform all obligations of Nanwang under the loan contract if Nanwang fails to perform its obligations therein. On March 28, 2008, Union Bank Hangzhou Branch demanded Nanwang repay the loan and outstanding interest because Nanwang defaulted on its interest payments. Consequently, HAPC, as its guarantor, had to repay $1,914,784.

HAPC has commenced legal proceedings in the middle court of Hangzhou to recover all the amounts paid on behalf of Nanwang on April 15, 2008. According to the ruling of the local court dated April 22, 2008, assets of Nanwang with an estimated value of $6,995,516 have been seized and sequestered pending resolution of the said litigation proceeding. The Company anticipates that its claim will be fully recovered from the assets of Nanwang. The receivable for guarantees in the amount of $6,995,516 was reflected in the current assets section of the consolidated balance sheet as of March 31, 2008.

13.

PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	March 31, 2008 (Unaudited)	December 31, 2007
At cost:
Buildings	$10,311,214	$9,865,299
Machinery	13,191,027	12,465,740
Motor vehicles	949,142	912,448
Office equipment	985,813	912,979
Leasehold improvements	495,861	476,691
	25,933,057	24,633,157
Less: Accumulated depreciation
Buildings	1,895,279	1,758,316
Machinery	5,138,882	4,748,325
Motor vehicles	499,535	452,541
Office equipment	598,212	542,518
Leasehold improvements	399,729	378,819
	8,531,637	7,880,519
Plant and equipment, net	$17,401,420	$16,752,638

The net book value of buildings and machinery pledged for certain bank loans at March 31, 2008 and December 31, 2007 is $5,214,972 and $5,070,294, respectively.  Also see Note 17.

Depreciation expense for the three months ended March 31, 2008 and 2007 is $332,994 and $410,177, respectively.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

14.

LAND USE RIGHTS

Land use rights consist of the following:

	March 31, 2008 (Unaudited)	December 31, 2007

Cost	$3,945,385	$3,945,385
Less: Accumulated amortization	302,430	280,670
Land use rights, net	$3,642,955	$3,664,715

Amortization expense for three months ended March 31, 2008 and 2007 is $21,760 and $19,797 respectively.

Amortization expense for the next five years and thereafter is as follows:

2008 within one year	$65,279
2009	87,039
2010	87,039
2011	87,039
2012	87,039
Thereafter	3,229,520
Total	$3,642,955

The net book value of the land use rights pledged for certain bank loans at March 31, 2008 and December 31, 2007 is $2,394,269 and $2,314,771, respectively.  Also see Notes 17.

15.

PATENTS

Patents consist of the following:

	March 31, 2008 (Unaudited)	December 31, 2007

Cost	$6,446,568	$6,446,568
Less: Accumulated amortization	1,245,794	1,086,125
Patents, net	$5,200,774	$5,360,443

Amortization expense for three months ended March 31, 2008 and 2007 is $159,669 and $103,489, respectively.

Amortization expense for the next five years and thereafter is as follows:

2008 within one year	$404,334
2009	531,432
2010	531,432
2011	531,432
2012	470,177
Thereafter	2,731,967
Total	$5,200,774

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

16.

DEPOSITS

Deposits at March 31, 2008 and December 31, 2007 consist of the following:

	March 31, 2008 (Unaudited)	December 31, 2007

Deposits for patent	$648,222	$648,222
Deposits for plant and equipment	770,062	412,500
Deposits for acquisition of JSIM	9,873,689	9,492,709
Total	$11,291,973	$10,553,431

During the three months ended March 31, 2008, the Company paid $357,562 as deposits to acquire certain equipment.

During the three months ended March 31, 2008, the Company paid $380,980, as deposits to acquire 98% of the outstanding shares of Jiangsu Institute of Microbiology Co., Ltd. (“JSIM”) (Also see Note 22)

17.

SHORT –TERM DEBT

Short-term debt consists of the following:

	March 31, 2008 (Unaudited)	December 31, 2007
Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 15, 2008, monthly interest only payments at 7.524% per annum, secured by assets owned by the Company. Also see Notes 13 and 14.	$712,028	$684,501

Loans from Industrial and Commercial Bank of China Qingchun Branch, due July 18, 2008, monthly interest only payments at 7.524% per annum, secured by assets owned by the Company. Also see Notes 13 and 14.	996,839	958,300

Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 8, 2008, monthly interest only payments at 7.524% per annum, secured by assets owned by the Company. Also see Notes 13 and 14.	890,034	855,625

Loans from Industrial and Commercial Bank of China Qingchun Branch, due June 6, 2008, monthly interest only payments at 7.227% per annum, secured by assets owned by the Company. Also see Notes 13 and 14.	1,424,055	1,369,000

Loans from Industrial and Commercial Bank of China Qingchun Branch, due June 18, 2008, monthly interest only payments at 7.227% per annum, secured by assets owned by the Company. Also see Notes 13 and 14.	854,433	821,400

Loan from Bank of Communication Qingchun Branch, due March 29, 2008 monthly interest only payments at 6.7095% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd. (subsequently repaid on its due date)	-	3,422,501

 AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

18.

SHORT –TERM DEBT (CONTINUED)

	March 31, 2008 (Unaudited)	December 31, 2007

Loan from Bank of Communication Qingchun Branch, due March 5, 2008 monthly interest only payments at 6.8985% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd. (subsequently repaid on its due date)	-	1,369,000

Loan from Bank of Communication Qingchun Branch, due March 26, 2008 monthly interest only payments at 6.8985% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd. (subsequently repaid on its due date)	-	1,369,000

Loan from Hangzhou Commercial Bank Gaoxin Branch due February 1, 2008, monthly interest only payments at 6.732% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. (subsequently repaid on its due date)	-	1,369,000

Loan from Bank of Communication Qingchun Branch due June 6, 2008, monthly interest only payments at 8.56% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd.(subsequently guaranteed by Xinchag Changxin Investment Development Co., Ltd.)	2,136,083	-

Loan Bank of Communication Qingchun Branch due March 25, 2009, monthly interest only payments at 7.56% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd. (subsequently guaranteed by Xinchang Changxin Investment Development Co., Ltd.	1,424,055	-

Loan Bank of Communication Qingchun Branch due September 26, 2008, monthly interest only payments at 7.56% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd. (subsequently guaranteed by Xinchag Changxin Investment Development Co., Ltd.)	1,424,055	-

Loan from Bank of China Kaiyuan Branch due April 27, 2008, monthly interest only payments at 7.3485% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. (subsequently repaid on its due date)	1,424,055	1,369,000

Loan from Bank of China Kaiyuan Branch due May 16, 2008, monthly interest only payments at 7.3485% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. (subsequently repaid on its due date)	712,028	684,501

Loan from Bank of China Kaiyuan Branch due May 9, 2008, monthly interest only payments at 7.3485% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. (subsequently repaid on its due date)	2,136,083	2,053,501

Loan from Evergrowing Bank Hangzhou Branch due June 4, 2008, monthly interest only payments at 7.3485% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	2,136,083	2,053,501

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

18.

SHORT –TERM DEBT (CONTINUED)

	March 31, 2008 (Unaudited)	December 31, 2007
Loans from Changzhou Commercial Bank, due May 28, 2008, monthly interest only payments at 8.541% per annum, secured by assets owned by the Company. Also see Notes 13 and 14.	2,015,038	1,937,136

Loans from Changzhou Commercial Bank, due May 28, 2008, monthly interest only payments at 8.541% per annum, secured by assets owned by the Company. Also see Notes 13 and 14.	1,260,288	1,211,565

Loans from Changzhou Communication Bank of China, due November 16, 2008, monthly interest only payments at 9.478% per annum, guaranteed by Changzhou High-Tech Development District Co., Ltd.	1,586,397	1,525,066

Loans from Changzhou Communication Bank of China, due November 23, 2008, monthly interest only payments at 9.478% per annum, guaranteed by Changzhou High-Tech Development District Co., Ltd.	405,856	390,165

Loans from Huaxia Bank, due October 17, 2008, monthly interest only payments at 8.020% per annum, guaranteed by Changzhou Huarun Material Co., Ltd.	2,848,110	2,738,001
Total short-term bank loans	24,385,520	26,180,763

Notes payable to unrelated companies:
Due March 14, 2008 (subsequently repaid on its due date)	$-	$102,675
Due February 23, 2008 (subsequently repaid on its due date)	-	684,500
Due June 27, 2008	102,532	98,568
Due September 30, 2008, interest charged at 7.52% per annum	569,622	547,601
Due December 30, 2008, interest charged at 9.00% per annum	712,028	684,500
Due April 6, 2008, interest at 7.26% per annum (subsequently repaid on its due date)	712,028	684,500
Due June 30, 2008, interest at 7.02% per annum	498,418	821,399
Due December 31, 2007 (subsequently repaid)	-	273,800
Due December 31, 2008	284,811	273,800
Due December 31, 2008	284,811	-
Due February 20, 2009	1,262,947	-
Total notes payable – unrelated companies	4,427,197	4,171,343

Total short-term debt	$28,812,717	$30,352,106

All the notes payable are subject to bank charges of 0.05% of the principal as a commission on each loan transaction. Bank charges for notes payable were $905 and $3,005 for three months ended March 31, 2008 and 2007, respectively.

Restricted cash of $102,532 is held as collateral for the following notes payable at March, 31, 2008:

Due June 27, 2008	$102,532
Total	$102,532

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

18.

LONG–TERM DEBT

Long-term debt consists of the following:

Bank loans:	March 31, 2008 (Unaudited)	December 31, 2007
Loan from Bank of Communication Qingchun Branch due March 23, 2010, monthly interest only payments at 7.56% per annum, guaranteed by Chanxin Investment Development Co., Ltd.	$4,984,193	$-

Loan from Union Bank due March 27, 2010, monthly interest only payments at 7.56% per annum, guaranteed by Zhejiang Guobang Chemicals Co., Ltd.	1,851,272	-

Loans from Communication Bank of China Changzhou Branch, due November 3, 2008, monthly interest only payments at 6.7272% per annum, guaranteed by Changzhou High-Tech Development District Co., Ltd.	1,369,000	1,369,000

Total long-term bank loans	8,204,465	1,369,000
Less: current portion	(1,369,000)	(1,369,000)
Long-term portion	$6,835,465	$-

Notes payable to unrelated companies:

Due December 31, 2009, interest at 7.02% per annum, guaranteed by Donghong Taisheng Co., Ltd	384,187	384,187
Due February 20, 2009, interest at 1% per annum and unsecured	-	1,262,947
Total notes payable	$384,187	$1,647,134

19.

INCOME TAXES

(a) Corporation Income Tax (“CIT”)

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of FASB statement No. 109, Accounting for Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2008, the Company does not have a liability for unrecognized tax benefits.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

19.

INCOME TAXES (CONTINUED)

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2005. During the periods open to examination, the Company has net operating loss (“NOL”) carry forwards and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in the People’s Republic of China. As of March 31, 2008 the Company was not aware of any pending income tax examinations by the People’s Republic of China tax authorities.  The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT law”), which is effective from January 1, 2008.

Prior to January 1, 2008, the corporation income tax (“CIT”) rate applicable to subsidiaries of the Company in the PRC range from 15% to 33%.  In 2006, HAPC applied to the local tax authority for a favorable corporate income tax rate of 26.4% for companies registered in coastal economic zone of PRC, which was approved in October 2006. As a result, the corporate income tax rate applicable to HAPC was changed to 26.4% from 33%.  Hainan and Yangpu are subsidiaries registered in Hainan, PRC, and their corporate income tax rate of 15% is the tax rate for companies registered in Hainan, PRC in accordance with the relevant tax laws in PRC. Fangyuan is a subsidiary of HAPC and its applicable corporate income tax rate is 15%, since the company was recognized as high-tech companies by the PRC government.  However, in accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. For Hangzhou and Hainan, the first profitable year for income tax purposes as a foreign investment company was 2004.

Under the new CIT law, the corporate income tax rate applicable to the Company starting from January 1, 2008 is 25%. The Company believes some of the tax concession granted to eligible companies prior to the new CIT law will be grand fathered.

Income tax expense (benefit) is summarized as follows:

	For the Three Months Ended March 31, (Unaudited)
	2008	2007
Current:
Provision for Corporation Income Tax	$187,986	$53,347
	187,986	53,347
Deferred:
Provision for Corporation Income Tax	(71,837)	(120,177)
	(71,837)	(120,177)

Income tax expense (benefit)	$116,149	$(66,830)

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

19.

INCOME TAXES (CONTINUED)

The Company’s income tax expense (benefit) differs from the “expected” tax expense (benefit) for the three months ended March 31, 2008 and 2007 (computed by applying the CIT rate of 25 percent to income (loss) before income taxes) as follows:

	For the Three Months Ended March 31, (Unaudited)
	2008	2007

Computed “expected” expense (benefit)	$78,235	$(46,795)
Effect of favorable tax rates	(24,278)	-
Valuation allowance	(11,535)	(5,089)
Permanent differences	78,469	-
Tax exemptions	(4,742)	(14,946)

Income tax expense (benefit)	$116,149	$(66,830)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

	March 31, 2008 (Unaudited)	December 31, 2007
Deferred tax assets:
Current portion:
Consulting and audit expenses	$99,768	$96,384
Selling and distribution expenses	186,956	174,608
Bad debt provision	100,031	102,963
Other	29,707	40,899
Less: Valuation allowance	(4,749)	-
Subtotal	411,713	414,854

Non-current portion:
Depreciation	68,190	5,875
Impairment and amortization	65,910	60,844
Bad debt provision	411	411
Research and development costs	105,567	129,403
Other	42,163	42,307
Less: Valuation allowance	(48,000)	(41,213)
Subtotal	234,241	197,627

Total deferred tax assets	645,954	612,481

Deferred tax liabilities:
Current portion:
Sales cut-off	48,617	101,992
Other	44,037	42,463
Subtotal	92,654	144,455

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

19.

INCOME TAXES (CONTINUED)

	March 31, 2008 (Unaudited)	December 31, 2007
Non-current portion:
Subsidy income	192,105	192,105
Depreciation	68,161	48,132
Unrealized gains from foreign currency translation	219,261	219,261
Intangible assets of acquisition	481,546	481,546
Other	22,419	29,011
Subtotal	983,492	970,055

Total deferred tax liabilities	1,076,146	1,114,510

Net deferred liabilities	$430,192	$502,029

(b)  Value Added Tax (“VAT”)

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with Chinese Laws.  The value added tax standard rate is 17% of the gross sale price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products.

The VAT payable of $259,356 and $319,085 at and March 31, 2008 and December 31, 2007, respectively, are included in other payables and accrued expenses in the accompanying condensed consolidated balance sheets.

20.

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

On January 28, 2007, the Company sold the marketable securities for $374,751 resulting in a gain of $118,626 which was included in the statement of operations and comprehensive income for the three months ended March 31, 2007.

21.

COMMITMENTS AND CONTINGENCIES

(a) Lease Commitment

The Company occupies plant and office space leased from third parties.  Accordingly, for the three months ended March 31, 2008 and 2007, the Company recognized rental expense for these spaces of $78,656 and $187, 836, respectively.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

21.

COMMITMENTS AND CONTINGENCIES (CONTINUE)

As of March 31, 2008, the Company has outstanding commitments with respect to non-cancelable operating leases for real estate, which fall due as follows:

Period Ending March 31,	Amount
2008	$228,373
2009	283,668
2010	283,668
2011	283,668
2012	283,668
Thereafter	1,068,041
Total	$2,431,086

(b) Contingencies

Legal proceeding

In January 2007, the Company was sued by Jiangying Xinqiao Construction Co., Ltd for an overdue construction payment of $243,318. The local judge held court in April, 2007 and the case is still in progress.  The Company believes the claim is without merit and plans to vigorously defend the claim. As such, there is no contingent accrual at March 31, 2008.

Guarantee contracts-related party

On June 14, 2007, HAPC entered into a guarantee contract to serve as guarantor for all the bank loans borrowed during the period from June 14, 2007 to June 14, 2008 by Zhejiang Guobang Pharmaceuticals Co., Ltd. (“ZGPC”), a company which has a director who is also a director of the Company, from China Minsheng Banking Corporation Hangzhou Branch with a maximum guarantee amount of $1,424,055. As of May 20, 2008, the bank loan borrowed by ZGPC and secured by this guarantee contract is $1,424,055 and due on June 14, 2008. Under this guarantee contract, HAPC shall perform all obligations of ZGPC under the loan contract if ZGPC fails to perform its obligations as set forth in the loan contract.

On January 9, 2008, HAPC entered into a guarantee contract to serve as guarantor for all the bank loans borrowed during the period from January 9, 2008 to January 9, 2009 by ZGPC,  from Shanghai Pudong Development Bank with a maximum guarantee amount of $2,848,110. As of May 20, 2008, the bank loans borrowed by ZGPC and secured by this guarantee contract are $1,424,055 and $1,424,055, due on June 9, 2008 and November 21, 2008, respectively. Under this guarantee contract, HAPC shall perform all obligations of ZGPC under the loan contract if ZGPC fails to perform its obligations as set forth in the loan contract.

On July 6, 2007, HAPC entered into a guarantee contract to serve as guarantor for all the bank loans borrowed during the period from July 6, 2007 to December 31, 2008 by Xinchang Guobang Chemical Co., Ltd. (“XGCC”), a company which has a director who is also a director of the Company, from Bank of Communications with a maximum guarantee amount of $3,275,327. As of May 20, 2008, the bank loans borrowed by XGCC and secured by this guarantee contract are $427,216 and $427,216, and due on June 21, 2008 and June 25, 2008, respectively. Under this guarantee contract, HAPC shall perform all obligations of XGCC under the loan contract if XGCC fails to perform its obligations as set forth in the loan contract.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

21.

COMMITMENTS AND CONTINGENCIES (CONTINUE)

On September 30, 2007, HAPC entered into a guarantee contract to serve as guarantor of a bank loan amounting to $854,433 and due on August 29, 2008 borrowed by XGCC from Construction Bank of China Xinchang Branch. Under this guarantee contract, HAPC shall perform all obligations of XGCC under the loan contract if XGCC fails to perform its obligations as set forth in the loan contract.

On October 31, 2007, HAPC entered into a guarantee contract to serve as guarantor of a bank loan amounting to $2,848,110 and due on September 30, 2008 borrowed by XGCC from Construction Bank of China Xinchang Branch. Under this guarantee contract, HAPC shall perform all obligations of XGCC under the loan contract if XGCC fails to perform its obligations as set forth in the loan contract (Also see Note 12).

22.

SUBSEQUENT EVENT

On April 24, 2008, the Company announced that it has completed the acquisition of a controlling interest in Jiangsu Institute of Microbiology Co., Ltd. (“JSIM”), one of the microbiology research institutes in the PRC. The controlling interest in JSIM was acquired through HAPC (which acquired a 43% equity interest) and Fangyuan (which acquired a 55% equity interest) for $11,291,973. Thereafter, JSIM became a 98% owned subsidiary of the Company.

The following unaudited pro forma combined condensed statement of income for the three months ended March 31, 2008 was prepared as if the acquisition had occurred on January 1, 2008. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated or which may be obtained in the future.

Pro Forma Combined (Unaudited)

REVENUES	$7,654,030

GROSS PROFIT	$3,954,474

INCOME FROM OPERATIONS	$172,883

NET INCOME	$56,735

NET INCOME PER SHARE
BASIC AND DILUTED	$0.002

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

GENERAL

Aida Pharmaceuticals Inc. (formerly known as BAS Consulting, Inc.) (the “Company”) was incorporated in the State of Nevada on December 18, 2002 (inception). We attempted to operate as a consulting firm and were not successful. We then began to seek an acquisition candidate and on December 8, 2005, we completed and closed the Share Exchange Agreement (the “Agreement”) dated as of June 1, 2005 by and among BAS Consulting, Inc., Earjoy Group Limited, a British Virgin Islands international business company (“Earjoy”), and the shareholders of Earjoy (the “Earjoy Shareholders”). A copy of the Agreement was previously filed as an Exhibit to our Current Report on Form 8-K dated June 1, 2005 as filed with the Securities and Exchange Commission (the “SEC”) on June 15, 2005.

On March 6, 2006, we amended our Articles of Incorporation to change the name of the Company to Aida Pharmaceuticals, Inc. As a result of the acquisition, we now operate the business under the name of Aida Pharmaceuticals, Inc.

On July 5, 2006, we registered 2,500,000 shares of our common stock, $0.001 par value on Form S-8 with the SEC. Pursuant to the registration statement, we issued 2,000,000 shares to our employees and consultants.

On November 13, 2007, we filed a registration statement on Form SB-2 with the SEC to register an aggregate 1,300,000 shares of our common stock that have already been issued to the selling security holder, Panasia Strategy Investment Co., Ltd, in private placement transactions that were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended and an additional 1,200,000 Units, each Unit consisting of one share of common stock, one Class A Redeemable Warrant and one Class B Redeemable Warrant that are being offered by us. The registration statement on Form SB-2 became effective on January 29, 2008.

Our headquarters are located in Hangzhou, the People’s Republic of China.

Subsidiaries

We have the following subsidiaries:

•

Earjoy Group Limited, (“Earjoy”)

•

Hangzhou Aida Pharmaceutical Co., Ltd (“Hangzhou Aida” or “HAPC”);

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

Jiangsu Institute of Microbiology Co., Ltd (“JSIM”) is located in Wuxi City of Jiangsu Province, which is about 320 km from Hangzhou, where our headquarters are located. It is a high level research institute in the field of microbiology. With over 30 years of research experience, JSIM has a team of more than 30 scientists and engineers. JSIM has completed more than 200 research projects with over 20 being national level key projects. JSIM owns more than 20 patents. Several new drugs and microbial strains are now undergoing research by JSIM. Among them is Wetimicin, a new generation Aminoglycoside antibiotic, which is now in Phase I clinical trial stage. The transaction closed on April 24, 2008.

As a result, Jiangsu Institute of Microbiology Co., Ltd became a subsidiary of us. Below is a diagram of our corporate structure upon consummation of the purchase of Jiangsu Institute of Microbiology Co., Ltd:

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

Collectability is reasonably assured.

For fixed-priced refundable contracts, we recognize revenue on a completion basis. Progress payments received/receivables are recognized as revenue only if the specified criteria is achieved, accepted by the customer, confirmed not refundable and continued performance of future research and development services related to the criteria are not required.

We have identified one policy area as critical to the understanding of our consolidated financial statements. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. With respect to net realizable value of our accounts receivable, Long-lived assets and inventories, significant estimation judgments are made and actual results could differ materially from these estimates.

For the three months ended March 31, 2008, management of the Company provided a reserve on its accounts receivable to reflect management’s expectation on the collectability of aged accounts receivable. Management’s estimation of the reserve on accounts receivable at March 31, 2008 was based on the current facts that there are aged accounts receivable. Management has assessed the customers’ ability to continue to pay the outstanding invoices timely, and whether their financial position will deteriorate significantly in the future which would result in their inability to pay their debts to the Company.

For the three months ended March 31, 2008, we had made no impairments for long-lived assets. Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". We also periodically evaluate the amortization periods of our depreciable assets to determine whether subsequent events and circumstances warrant revised estimates of the useful lives.

Management's estimation whether a provision is needed is based on management’s analysis of the current facts of whether potential impairments on the current carrying value of the inventories due to potential obsolescence exist as a result of aged inventories. In making its judgment, management made its estimations of the potential impairments based on the demand for our products in the future and the trends of turnover of the inventory.

While we currently believe that there is little likelihood that the actual results of management’s current estimates will differ materially from such current estimates, if the financial position of our customers deteriorates, if there is a significant reduction in the carrying value of our Long-lived assets, or if, customer demand for our products decreases significantly in the near future, we could realize significant write downs for uncollectible accounts receivable, impairment of Long-lived assets or slow moving inventory.

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

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No.160 (see more details below) clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160. We are aware that our accounting for minority interest will change and we are considering those effects now but believe the effects will only be a reclassification of minority interest from mezzanine equity to our stockholder’s equity section in the balance sheet. In any case we do not believe the implementation of SFAS 160 will be material to our financial position. SFAS 141 (R) will significantly affect the accounting for future business combinations and the Company will determine the accounting as new combinations occur.

In February 2007, the FASB issued SFAS No. 159, The Fair Value for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure financial assets and liabilities, with certain exceptions, at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 160 will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), which amends SFAS No.133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. SFAS No. 161 is effective for fiscal periods beginning on or after November 15, 2008. The Company is currently in the process of assessing the impact that SFAS No. 161 will have on the disclosures in its financial statements.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2008 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

The following table sets forth selected statements of income data as a percentage of revenues for the three months indicated.

	Three months Ended March 31,
	2008	2007

Revenues	100.00%	100.00%
Cost of goods sold	(48.35)%	(56.13)%
Gross margin	51.65%	43.87%
Research and development	(3.70)%	(2.50)%
Selling and distribution	(24.55)%	(18.66)%
General and administrative	(14.45)%	(22.21)%
Other income (expense)	(4.85)%	(3.86)%
Income taxes	(1.52)%	1.26%
Minority interests	(2.82)%	(0.94)%
Net loss	(0.24)%	(3.04)%

Revenues, Cost of Goods Sold and Gross Profit

Revenues for the three months ended March 31, 2008 were $7,652,017 an increase of $2,355,841 from $5,296,176 for the three months ended March 31, 2007. The net increase in sales revenue from our group of companies engaging in the production of different types of Etimicin for the first quarter of 2008 and 2007 were as follows:

	Three months ended March 31,
Companies	2008	2007	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co., Ltd (“Hangzhou Aida”) specializes in the production of Etimicin powder	$2,049,676	$1,222,032	$827,644

Hainan Aike pharmaceutical Co., Ltd (“Aike”) specializes in the production of Etimicin transfusion	3,793,134	3,029,469	763,665

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”) specializes in the production of Etimicin injection	1,809,207	1,044,675	764,532

TOTAL	$7,652,017	$5,296,176	$2,355,841

For the three months ended March 31, 2008, the sales of Hangzhou Aida was $2,049,676, an increase of $827,644 or approximately 67.73% from $1,222,032 for the same period in 2007. The increase is mainly attributable to an increase in sales of Etimicin powder product, “Aida”.

For the three months ended March 31, 2008, the sales of Hainan Aike increased by $763,665 or 25.21% as compared to the same period of 2007. The increase in sales can mainly be accounted for an increase in sales of the Etimicin transfusion product, “Aiyi”.

For the three months ended March 31, 2008, the sales of Fangyuan increased by $764,532 or 73.18% as compared to the same period of 2007. The increase in sales is the result of the intense marketing and promotion programs of the Etimicin injection product, “Chuangcheng”.

The cost of goods sold for the first quarter ended March 31, 2008 was $3,700,057 an increase of $727,541 from $2,972,516 for the year 2007. The increase in cost of goods sold can be analyzed as follows:

	Three months ended March 31,
Companies	2008	2007	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co., Ltd. (“Hangzhou Aida”) specializes in the production of Etimicin powder	$769,376	$364,001	$405,375

Hainan Aike pharmaceutical Co., Ltd. (“Aike”) specializes in the production of Etimicin transfusion	2,062,038	1,760,800	301,238

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”) specializes in the production of Etimicin injection	868,643	847,715	20,928

TOTAL	$3,700,057	$2,972,516	$727,541

The cost of goods sold of Hangzhou Aida for the three months ended March 31, 2008 increased by $405,375, or approximately 111.37% compared to $364,001 for the same period in 2007. The increase in the cost of goods sold can mainly be accounted for by an increase in sales by 67.73%.

The cost of goods sold of Aike for the three months ended March 31, 2008 increased by $301,238, or approximately 17.11% compared to the same period in 2007. The increase can mainly be explained by the increase in sales.

The cost of goods sold of Fangyuan for the three months ended March 31, 2008 increased by $20,928, compared to $847,715 for the same period in 2007. The increase is mainly due to the increase in its sales.

Compared to the three months ended March 31, 2007, the percentage gross profit margin for our Company increased from 43.87% to 51.65% for the first quarter ended March 31, 2008.

Research and Developments

Compared with research and development cost of $132,198 for the first three months of 2007, research and development cost was $283,116 for the same period in 2008 and mainly represented costs incurred for the clinical trials for rh-Apo2l.

Selling and Distribution

Selling and distribution expenses increased from $988,101 for the three months ended March 31, 2007 to $1,878,847 for the same period this year. A breakdown of our expenses is set forth below:

	Three months ended March 31,
Breakdown of Expenses	2008	2007	Increase/ (Decrease)

Traveling expenses	$608,804	386,021	$222,783
Office expenses	377,501	233,835	143,666
Payroll	143,379	67,940	75,439
Conference fees	216,874	38,386	178,488
Rent	207,817	9,007	198,810
Entertainment	42,797	79,802	(37,005)
Training expenses	42,911	129	42,782
Transportation expenses	42,485	4,820	37,665
Other expenses	196,279	168,161	28,118

TOTAL	$1,878,847	$988,101	$890,746

For the three months ended March 31, 2008 traveling expenses and office expenses increased by $222,783 and $143,666 respectively, compared with the same period last year. The increase was mainly explained by the increase in sales of 44.48%.

Compared with the rent expenses of $9,007 for the three months ended March 31, 2007, the rent expenses for the three months ended March 31, 2008 was $207,817, of which $206,466 was the rent expense by the Beijing office of Aike.

For the three months ended March 31, 2008 conference expenses were $216,874, an increase of $178,488, compared with the same period last year. The increase was mainly due to our participation in several big business conferences in order to promote sales.

General and Administrative

General and administrative expenses decreased by $70,254 or approximately 5.97% from $1,176,049 for the three months ended March 31, 2007 to $1,105,795 for the same period this year. A breakdown of general and administrative expenses for the three months ended March 31, 2008 and 2007 were as follows:

	Three months ended March 31,
Breakdown of Expenses	2008	2007	Increase/ (Decrease)

Traveling expenses	$46,517	38,683	$7,834
Office expenses	61,618	54,949	6,669
Payroll	129,579	216,356	(86,777)
Conference fees	22,037	6,172	15,865
Labor union & education & staff welfare	200,854	295,898	(95,044)
Amortization of intangible assets	177,748	159,449	18,299
Audit fees and consultancy fees	75,726	115,163	(39,437)
Entertainment	86,549	73,415	13,134
Depreciation	169,161	86,755	82,406
Other expenses	136,006	129,209	6,797

TOTAL	$1,105,795	$1,176,049	$(70,254)

The labor union expenses, education and staff welfare expenses were $200,854 for the three months ended March 31, 2008, a decrease of $95,044 or 32.12% from $295,898 for the same period last year. The decrease is due to a decrease in our staff numbers. Consequently, the payroll expenses of $129,579 for the first quarter this year was a decrease of $86,777 from $216,356 for the same period last year.

Our audit and consultancy fees decreased from $115,163 for the three months ended March 31, 2007 to $75,726 for the same period this year. The decrease was mainly attributable to the decrease in consultancy fees of $39,437.

Amortization of intangible assets of $177,748 for the three months ended March 31, 2008 increased by $18,299 from $159,449 for the same period last year. The increase was due to an increase in the amortization of intangible assets of $4,771 incurred by Aike.

Other Income (Expenses)

Other expenses decreased from $204,567 for the three months ended March 31, 2007 to $371,262 for the same period this year. A breakdown of our other income (expenses) for the three months Ended March 31, 2008 and 2007 are as follows:

	Three months Ended March 31,
Breakdown of other income/(expenses)	2008	2007	Increase/ (Decrease)

Interest expense, net	$(545,563)	$(342,948)	$(202,615)
Government grants	2,792	49,723	(46,931)
Gain on sale of marketable securities	-	118,626	(118,626)
Other (loss) income, net	171,509	(29,968)	201,477

TOTAL	$(371,262)	$(204,567)	$(166,695)

Interest expense for the three months ended March 31, 2008 increased by $202,615 from $342,948 for the same period last year. The increase is mainly due to the increase both in the interest of borrowing and in the bank borrowings.

Government grants for the three months ended March 31, 2008 represented subsidies from the government was $2,792, as compared to $49,723 for the same period last year.

Gain on sale of marketable securities of $118,626 for the three months ended March 31, 2007 represented income from Chinese securities investment and no such income was incurred for the first quarter this year.

Income Tax

Income tax expense was $116,149 for the three months ended March 31, 2008, as compared to income tax benefit of $66,830 for the same period last year.

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

In accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. Since Hangzhou Aida Pharmaceutical Co., Ltd has been a foreign investment company since 2004, so we are entitled to a 50% tax reduction in 2008.

Net Loss

In the first three months of 2008, net loss was $18,980, a decrease of $141,224 from $160,204 for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance decreased by $3,802,364 to $4,596,942 as of March 31, 2008, as compared to $8,399,306 as of December 31, 2007. The decrease was mainly attributable to cash out flow of investing activities of $8,783,699 and deferred taxes of $71,837, the increase in receivable for secured guarantee of $6,995,516, in inventories of $576,171 and in accounts receivable of $331,225. The decrease in cash flow was partially offset by cash inflow of financing activities of 4,863,516 and an increase in customer deposits of $575,269. The net cash flow was a deficit $(3,802,364) for first quarter this year.

Our cash flow provided by operations amounted to $611,425 for the three months ended March 31, 2008, compared to $3,397,447 for the same period last year.

Our cash flow used in investing activities amounted to $8,783,699 of which $6,995,516 was used for the payment of guaranteed debt secured and $334,815 was used for the issuance of notes receivable. The Company invested $357,562 and $380,980 in the purchases of plant and equipment and deposit for long term investment respectively.

The net cash provided by financing activities amounted to $4,863,516 of which $6,835,465 was provided by the long-term bank loan and $4,984,193 was provided by the short-term debt.

At March 31, 2008, the Company had short-term debt of $28,812,717 of which $24,385,520 was short-term bank borrowings and the remaining $4,427,197 represented notes payable to unrelated parties. The interest for the short-term borrowings varied from 6.7095% to 9.478% per annum whereas the notes payable to unrelated parties is interest free. The Company believes that the cash generated from normal operation will be sufficient to pay off its liabilities as the short-term borrowings and commitments fall due.

Working Capital

Our working capital increased by $5,191,872 to $2,601,348 at March 31, 2008, as compared to $(2,590,524) at December 31, 2007. The increase in working capital at March 31, 2008 was mainly attributable to our increase in receivable for secured guarantee of $6,995,516 and a decrease in short-term debt of $1,539,389 offset by a decrease in cash and cash equivalents of $3,802,364 and in restricted cash of $783,211.

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

Code of Ethics

The Company has adopted a code of ethics that applies to the Company's principle executive officer, principle financial officer, principle accounting officer or controller. The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

Item 3. Controls and Procedures.

Evaluation of our Disclosure Controls

Between June 2007 and 2008, we executed several guarantees to companies, some of which share a common director with us (please refer to Note 21(b) of our financial statements above under “Guarantee contracts-related party”)

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation and upon consultation with our counsel, made at the end of the period, our CEO and CFO have concluded that our Disclosure Controls were ineffective in alerting us to a conceivable breach of Section 402(a) of the Sarbanes-Oxley Act, as amended, prohibiting the Company from making personal loans to directors and executives and making appropriate disclosures in our prior reports of the existence of such guarantees.

We are committed to improving our own internal controls and procedures and as a result of the evaluation described above, we have implemented additional controls and procedures. The additional controls and procedures include and are not limited to:

•

Development of a more detailed internal system of control;

•

Having management familiarize themselves with the rules and regulations of the SEC;

•

Monthly analytical review of all financial activity and proposed financial activity by the operations and accounts department; and

•

More frequent consultations with our legal and accounting advisors.

With the implementation of the above additional controls and procedures, we believe that we will substantially reduce the risks of a breach of similar nature as described above in the future.

Other than as described above, there have not been any changes in the Company’s internal controls and procedures.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

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

In 2006, we brought a legal action against Jiangxi Pharmaceutical Co., Ltd. and Hainan Licheng Pharmaceuticals Co., Ltd. for their infringement upon the patent of Etimicin Sulphate transfusion. As the plaintiff, we claimed compensation of approximately $38,590 for the infringement. According to the judge’s report from the local court in Haikou, PRC, on December 30, 2006, we won the lawsuit and Hainan Haomai Pharmaceutical Co. Ltd. and Fuzhou Likang Pharmaceuticals Co., Ltd. were ordered to pay us $38,590 as compensation. However, Jiangxi Pharmaceutical Co., Ltd. and Hainan Licheng Pharmaceuticals Co., Ltd. appealed the ruling to a higher level court and we have not received the payment as of March 31, 2008.

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

In January 2007, we were sued by Jiangying Xinqiao Construction Co., Ltd. for an overdue construction payment of $243,318. The local judge held court in April, 2007, but has not issued the judge’s report. We believe the claim is without merit and plan to vigorously contend the claim. Accordingly, there is no contingent accrual as at March 31, 2008.

Hangzhou Aida Pharmaceutical Co., Ltd. (“Hangzhou Aida”) is a wholly-owned subsidiary of Earjoy Group Limited, which is in turn a wholly-owned subsidiary of Aida Pharmaceutical, Inc.

Hangzhou Aida was a guarantor to Nanwang Information Industry Group Co., Ltd. (“Nanwang”) for certain bank loans and Nanwang was, in turn, a guarantor to Hangzhou Aida for some of its loans. The total amount of the mutual guarantee between Hangzhou Aida and Nanwang was RMB50 million (approximately, US$7,152,678 based on an exchange rate of 1US$ = RMB6.99).

Because Nanwang over-invested in real estate, Nanwang defaulted on two of its loans and as guarantor for the loans, Hangzhou Aida had to repay the loan amounting to RMB49,123,913.65 (approximately, US$7,027,340) to Nanwang’s lenders under the current “tight” monetary policy of the People’s Bank of China.

Hangzhou Aida, in turn, commenced a litigation proceeding against Nanwang in the middle level court of Hangzhou, the People’s Republic of China on April 18, 2008 to recover the guaranteed loan amount that Hangzhou Aida had paid.  The litigation application has been accepted by the Hangzhou middle level court. Hangzhou Aida had also requested that the court sequester Nanwang’s assets and such order was granted by the court. The sequestered assets include the Xinhuo Technology Building located in Bejing, some land use rights and 80% shareholding interest in Fengyuan Building Co.,Ltd.

We believe that we will be able to recover the amounts paid over on behalf of Nanwang based on the fair value of the sequestered assets. For example, the Xinghuo Technology Building located in Bejing alone has been valued by a certified agent to be worth more than RMB 300 million. There is presently a claim by three other creditors for about RMB205 million. Based on the fair appraised value of the Xinghuo Technology Building, even if the other creditors were to be successful in their claims, we would still be able to recover our claims fully.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

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

* The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIDA PHARMACEUTICALS, INC.

Date: May 19, 2008
/s/ Biao Jin
Mr. Biao Jin
Chief Executive Officer

Date: May 19, 2008
/s/ Hui Lin
Ms. Hui Lin
Chief Financial Officer