Form 10-Q
period 2008-06-30
AIDA PHARMACEUTICALS INC
filed 2008-08-19
CIK 1220286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number:

000-50212

AIDA PHARMACEUTICALS, INC.

 (Exact name of registrant as specified in its charter)

Nevada	81-0592184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31 Dingjiang Road, Jianggan District, Hangzhou, People’s Republic of China	310016
(Address of principal executive offices)	(Zip Code)

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

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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

As of August 10, 2008, there were 27,000,000 shares of $0.001 par value common stock issued and outstanding.

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

AIDA PHARMACEUTICAL, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2008 (Unaudited)	December 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$4,235,476	$8,399,306
Restricted cash	139,701	885,743
Accounts receivable, net of allowance for doubtful accounts of $880,758 and $817,762 as of June 30, 2008 and December 31, 2007, respectively	10,862,254	9,661,421
Notes receivable, net of discount of $22,867 and $49,518 as of June 30, 2008 and December 31, 2007, respectively	1,035,527	987,489
Inventories, net	4,497,631	3,837,659
Due from related parties	44,937	19,889
Other receivables, prepaid expenses, and other assets	308,194	182,289
Deposits	1,690,796	10,553,431
Due from employees	1,223,085	1,014,395
Prepayments for goods	540,628	324,370
Deferred taxes	1,428,623	414,854
Total current assets	26,006,853	36,280,846

LONG-TERM ASSETS
Plant and equipment, net	18,525,642	16,752,638
Land use rights, net	4,228,581	3,664,715
Construction in progress	671,086	269,552
Patents, net	16,298,682	5,360,443
Long-term investments	538,376	205,350
Deferred assets	76,155	-
Deferred taxes	237,798	197,627
Total long-term assets	40,576,320	26,450,325

TOTAL ASSETS	$66,583,173	$62,731,171

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,744,773	$2,547,129
Other payables and accrued liabilities	5,448,580	2,702,043
Advances for research and development	526,157	1,029,657
Short-term debt	27,998,486	30,352,106
Current portion of long-term debt	1,369,000	1,369,000
Due to related parties	1,601	42,140
Taxes payable	468,220	129,810
Customer deposits	1,237,167	467,889
Due to employees	178,377	87,141
Deferred taxes	104,414	144,455
Total current liabilities	40,076,775	38,871,370

LONG-TERM LIABILITIES
Notes payable	324,478	1,647,134
Advances for research and development	1,070,588	54,760
Deferred taxes	3,573,163	970,055
Long-term debt	6,985,069	-
Total long-term liabilities	11,953,298	2,671,949

TOTAL LIABILITIES	52,030,073	41,543,319

MINORITY INTERESTS	8,291,294	7,871,031

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 27,000,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	27,000	27,000
Additional paid-in capital	5,204,352	5,204,352
Retained earnings (the restricted portion is $1,846,858 and $1,846,858 at June 30, 2008 and at December 31, 2007, respectively)	533,647	7,329,904
Accumulated other comprehensive income	496,807	755,565

Total Shareholders’ Equity	6,261,806	13,316,821
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,583,173	$62,731,171

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS

 OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007

REVENUE, NET	$10,899,924	$6,419,476	$18,415,991	$11,725,403

COST OF GOODS SOLD	(4,731,941)	(3,605,286)	(8,378,957)	(6,583,264)

GROSS PROFIT	6,167,983	2,814,190	10,037,034	5,142,139

Selling and distribution	2,357,392	1,140,702	4,209,324	2,130,896

General and administrative	1,853,788	824,866	2,933,755	2,005,960

Compensation to minority shareholder	1,032,141	-	1,032,141	-

Provision for uncollectibility of receivable for guarantee	7,045,123	-	7,045,123	-

Research and development	353,791	36,914	631,675	169,951

(LOSS) INCOME FROM OPERATIONS	(6,474,252)	811,708	(5,814,984)	835,332

OTHER INCOME (EXPENSES)

Interest expense, net	(737,945)	(372,716)	(1,274,595)	(716,503)

Government grants	70,925	-	72,333	50,106

Gain on sale of marketable securities	-	-	-	119,538

Other, net	(31,700)	(89,527)	162,822	(119,294)

(LOSS) INCOME BEFORE INCOME TAXES	(7,172,972)	349,465	(6,854,424)	169,179

INCOME TAXES BENEFIT (EXPENSES)	468,265	(107,691)	341,556	(39,826)

(LOSS) INCOME BEFORE MINORITY INTERESTS	(6,704,707)	241,774	(6,512,868)	129,353

MINORITY INTERESTS	(66,657)	(258,089)	(283,389)	(307,005)

NET LOSS	(6,771,364)	(16,315)	(6,796,257)	(177,652)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	(189,498)	383,918	(258,758)	384,752

OTHER COMPREHENSIVE (LOSS) INCOME	(189,498)	383,918	(258,758)	384,752

COMPREHENSIVE (LOSS) INCOME	$(6,960,862)	$367,603	$(7,055,015)	$207,100

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	27,000,000	27,000,000	27,000,000	27,000,000

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.25)	$(0.01)	$(0.25)	$(0.01)

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	For the Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,796,257)	$(177,652)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,208,494	918,458
Provision for doubtful accounts	74,980	12,023
Stock provision	28,617
Amortization of discount on notes receivable	(30,806)	(42,544)
Gain from disposal of fixed assets	(72,140)	-
Amortization of deferred compensation	6,712	-
Deferred taxes	(897,289)	(132,961)
Gain on sale of marketable securities	-	(119,539)
Provision for uncollectibility of receivable for guarantee	7,045,123	-
Minority interests’ share of net income	283,389	307,005

Changes in operating assets and liabilities, net of effects of acquisition:

(Increase) Decrease In:
Accounts receivable	(1,114,060)	3,708,056
Inventories	(684,336)	(1,143,308)
Advances to related parties	(67,188)	(122,649)
Other receivables, prepaid expenses, and other assets	(70,233)	(31,484)
Prepayments for goods	(216,259)	(112,832)

Increase (Decrease) In:
Accounts payable	197,642	(1,247,197)
Other payables and accrued liabilities	1,533,882	(482,095)
Advances from related parties	1,602	78,521
Advance for research and development	507,521	(83,939)
Due to employees	91,236	234,732
Taxes payable	335,803	(268,145)
Customer deposits	769,278	714,545
Net cash provided by operating activities	2,135,711	2,008,995

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(703,421)	(392,978)
Purchases of construction in progress	(520,372)	(85,431)
Proceeds from sale of plant and equipment	18,787	-
Deposit for long-term investment	-	(539,970)
Deposit for plant and equipment	(620,505)	(1,086,669)
Repayment of notes receivable	275,577	1,214,248
Issuance of notes receivable	(292,809)	(2,261,857)
Discount to notes receivable	-	3,716
Due from employees	(208,691)	(849,841)
Proceeds from sale of marketable securities	-	375,663
Proceeds from disposal of patent	-	99,796
Payment of guaranteed debt	(7,045,123)	-
Purchase of a subsidiary, net of cash acquired	53,999	-
Net cash used in investing activities	(9,042,558)	(3,523,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	746,042	355,262
Proceeds from short-term debt	15,201,257	20,754,624
Repayments of short-term debt	(18,877,534)	(16,266,580)
Proceeds from long-term debt	6,985,069	-
Payment to minority shareholder	(112,789)	-
Net cash provided by financing activities	3,942,045	4,843,306

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,964,802)	3,328,978

Effect of exchange rate changes on cash	(1,199,028)	170,595
Cash and cash equivalents at beginning of period	8,399,306	6,116,816

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,235,476	$9,616,389

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$356,845	$444,952
Interest paid	$1,011,941	$627,748

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

SUPPLEMENTAL NON-CASH DISCLOSURES:

1. During the six months ended June 30, 2008 and 2007, $0 and $44,822, respectively was transferred from deposits to patents.

2. During the six months ended June 30, 2008 and 2007, $410,510 and $100,264, respectively was transferred from deposits to plant and equipment.

3. During the six months ended June 30, 2008, a fixed asset with a net book value of $29,514 was disposed of to an employee for cash of $18,787 and future services, a cash price lower than the fair value of $101,654, resulting in a gain of $72,140.  The excess of fair value over the cash received of $82,867 was recorded as deferred compensation for the employee’s services to be rendered in 2008 and 2009.

4. During the six months ended June 30, 2008, $118,839 was transferred from construction in progress to plant and equipment.

5. During the six months ended June 30, 2008, $9,492,709 was transferred from deposit to acquire subsidiary.

6. During the six months ended June 30, 2008, $1,322,657 was transferred from long term notes payable to short term notes payable.

7. On April 23, 2008, Hangzhou Aida and Fangyuan acquired 43% and 55% interest of Jiangsu Institute of Microbiology Co., Ltd. (“JSIM”) for $9,744,545 in cash and JSIM became a 98% owned subsidiary of the Company.  The following represents the assets purchased and liabilities assumed at the acquisition date:

Land use right, net	$592,003
Patents, net	11,102,550
Plant and equipment, net	569,072
Cash and cash equivalents	305,835
Accounts receivable, net	161,753
Other receivables and prepayments	69,492
Other assets	743,726
Total assets purchased	$13,544,431

Other payable and accrued liabilities	(834,349)
Deferred taxes	(2,406,416)
Other liabilities	(360,253)
Total liabilities assumed	$(3,601,018)

Total net assets	$9,943,413

Share percentage	98%

Net assets acquired	$9,744,545

Total consideration paid (including a deposit of $9,492,709 in prior years)	$9,744,545

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

1.

ORGANIZATION AND PRINCIPAL ACTIVITIES

The primary operations of Aida Pharmaceuticals, Inc. and subsidiaries (the “Company”) are the development, production and distribution of cardiovascular and anti cancer drugs, in the form of powder for injection, liquid for intravenous injection, capsule, tablet, ointment, etc., within the People’s Republic of China (“PRC”).

2.

BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company’s Annual Report Form 10-KSB.  These interim financial statements should be read in conjunction with that report.

3.

PRINCIPLES OF CONSOLIDATION

The unaudited condensed consolidated financial statements include the accounts of Aida Pharmaceuticals, Inc. (Formerly BAS Consulting, Inc.) and the following subsidiaries:

(i)

Earjoy Group Limited (“Earjoy”) (100% subsidiary of Aida);

(ii)

Hangzhou Aida Pharmaceutical Co., Ltd. (“Hangzhou Aida”) (100% Subsidiary of Earjoy);

(iii)

Hangzhou Boda Medical Research and Development Co., (“Boda”) (100% Subsidiary of Hangzhou Aida);

(iv)

Hainan Aike Pharmaceutical Co., Ltd. (“Hainan”) (60.61%% subsidiary of Hangzhou Aida) and Yang Pu Aike Pharmaaceutical Co., Ltd. (“Yangpu”) (95% subsidiary of Hainan). Hangzhou Aida exercise significant influence over Hainan by controlling over 50% of the voting rights;

(v)

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”) (66% subsidiary of Hangzhou Aida) ;

(vi)

Shanghai Qiaer Bio-Technology Co., Ltd. (“Qiaer”) (77.5% subsidiary of Hangzhou Aida) ;

(vii)

Jiangsu Institute of Microbiology Co., Ltd.(“JSIM”) (55% subsidiary of Fangyuan and 43% of Hangzhou Aida).

Inter-company accounts and transactions have been eliminated in consolidation.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

4.

CONCENTRATIONS

The Company has major customers who accounted for the following percentages of total sales and total accounts receivable in 2008 and 2007:

	Sales		Accounts Receivable
Major Customers	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	June 30, 2008	December 31, 2007

Company A	-	25%	-	30%
Company B	-	5%	-	2%
Company C	-	2%	-	2%
Company D	14%	-	8%	-
Company E	11%	-	5%	-
Company F	4%	-	2%	-
Company G	4%	-	4%	-

The Company has major suppliers who accounted for the following percentage of total purchase and total accounts payable in 2008 and 2007:

	Purchases		Accounts Payable
Major Suppliers	For the Six Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	June 30, 2008	December 31, 2007

Company H	11%	11%	15%	12%
Company I	7%	9%	11%	5%

The sole market of the Company is the PRC for the six months ended June 30, 2008 and 2007.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

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

	June 30, 2008	December 31, 2007	June 30, 2007
Period end RMB: US$ exchange rate	6.8718	7.3046	7.6155
Average period RMB: US$ exchange rate	7.0882	7.5567	7.7121

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

8.

LOSS PER SHARE

Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive securities outstanding for the periods presented.

9.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (R), Business Combination. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R). We are aware that our accounting for minority interest will change and we are considering those effects now but believe the effects will only be a reclassification of minority interest from mezzanine equity to our stockholder’s equity section in the balance sheet. SFAS 141 (R) will significantly affect the accounting for future business combinations and the Company will determine the accounting as new combinations occur.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

9.

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; require that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; require that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; require that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 160 will have on its financial statements.

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

10.

NOTES RECEIVABLE

Notes receivable consist of the following:

Notes receivable from unrelated companies:
	June 30, 2008 (Unaudited)	December 31, 2007

Due November 30, 2008	$56,219	$52,888
Due January 29, 2008	-	23,216
Due January 9, 2008	-	27,473
Due October 31, 2008	769,699	724,094
Due December 15, 2008	72,761	68,450
Due January 26, 2008	-	20,535
Due April 30, 2008	-	13,691
Due December 31, 2008	26,476	23,796
Due December 31, 2007	-	24,907
Due December 31, 2007	-	7,589
Due September 28, 2008	14,552	-
Due October 28, 2008	21,828	-
Due December 15, 2008	53,541	50,368
Due December 31, 2008	43,318	-
Subtotal	1,058,394	1,037,007
Less: Discount	22,867	49,518
Total notes receivable, net	$1,035,527	$987,489

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

10.

NOTES RECEIVABLE (CONTINUED)

Notes receivable are interest-free and unsecured.

In 2007, interest-free notes were provided to companies for their assistance in developing distribution channels and new markets for the Company. The Company recorded selling and distribution expense and a discount on the notes receivable of $130,793 based on the present value of the notes receivable using a rate of 7% per annum.

For the six months ended June 30, 2008 and 2007, $21,720 and $42,544 of interest income was recognized in the accompanying condensed consolidated statements of operations from the amortization of the discount, respectively.

11.

INVENTORY

Inventory consists of the following:

	June 30, 2008 (Unaudited)	December 31, 2007

Raw materials	$1,894,435	$1,519,854
Work-in-progress	1,103,953	1,036,717
Finished goods	1,527,860	1,281,088
Inventory reserve	(28,617)	-
Total inventory, net	$4,497,631	$3,837,659

12.

PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	June 30, 2008 (Unaudited)	December 31, 2007
At cost:
Buildings	$11,168,610	$9,865,299
Machinery	14,072,666	12,465,740
Motor vehicles	1,048,790	912,448
Office equipment	945,212	912,979
Leasehold improvements	522,052	476,691
	27,757,330	24,633,157
Less: Accumulated depreciation
Buildings	2,132,769	1,758,316
Machinery	5,503,303	4,748,325
Motor vehicles	585,847	452,541
Office equipment	586,612	542,518
Leasehold improvements	423,157	378,819
	9,231,688	7,880,519
Plant and equipment, net	$18,525,642	$16,752,638

The net book value of buildings and machinery pledged for certain bank loans at June 30, 2008 and December 31, 2007 is $5,825,803 and $5,070,294, respectively.  Also, see Note 16.

Depreciation expense for the six months ended June 30, 2008 and 2007 is $659,017 and $701,655, respectively.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

13.

LAND USE RIGHTS

Land use rights consist of the following:

	June 30, 2008 (Unaudited)	December 31, 2007

Cost	$4,560,304	$3,945,385
Less: Accumulated amortization	331,723	280,670
Land use rights, net	$4,228,581	$3,664,715

Amortization expense for the six months ended June 30, 2008 and 2007 is $46,241 and $38,688 respectively.

Amortization expense for the next five years and thereafter is as follows:

2008 within one year	$86,970
2009	93,435
2010	93,435
2011	93,435
2012	93,435
Thereafter	3,767,871
Total	$4,228,581

The net book value of the land use rights pledged for certain bank loans at June 30, 2008 and December 31, 2007 is $2,432,726 and $2,314,771, respectively.  Also see Note 16.

14.

PATENTS

Patents consist of the following:

	June 30, 2008 (Unaudited)	December 31, 2007

Cost	$17,695,691	$6,446,568
Less: Accumulated amortization	1,397,009	1,086,125
Patents, net	$16,298,682	$5,360,443

During the six months ended June 30, 2008, the Company acquired in the acquisition of JSIM (see Note 22) a patent for “Etimicin”, which is amortized over its beneficial period of 20 years from April, 1998 to April, 2018 using the straight-line method.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

14.

PATENTS (CONTINUED)

Amortization expense for the six months ended June 30, 2008 and 2007 is $503,265 and $178,115, respectively.

Amortization expense for the next five years and thereafter is as follows:

2008 within one year	$720,727
2009	1,441,455
2010	1,441,455
2011	1,440,180
2012	1,439,542
Thereafter	9,815,323
Total	$16,298,682

15.

DEPOSITS

Deposits consist of the following:

	June 30, 2008 (Unaudited)	December 31, 2007

Deposits for patent	$648,222	$648,222
Deposits for plant and equipment	1,042,574	412,500
Deposits for acquisition	-	9,492,709
Total	$1,690,796	$10,553,431

During the six months ended June 30, 2008, the Company paid $1,031,015 as deposits to acquire certain equipment.  Deposits of $410,510 were transferred to plant and equipment in the first half of 2008.

During the six months ended June 30, 2008, deposits of $9,492,709 was transferred to long-term investment.

16.

SHORT –TERM DEBT

Short-term debt consists of the following:

	June 30, 2008 (Unaudited)	December 31, 2007
Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 15, 2008, monthly interest only payments at 7.524% per annum, secured by assets owned by the Company. Also see Notes 12 and 13.	$727,611	$684,501

Loans from Industrial and Commercial Bank of China Qingchun Branch, due July 18, 2008, monthly interest only payments at 7.524% per annum, secured by assets owned by the Company. Also see Notes 12 and 13. (subsequently repaid on its due date)	1,018,656	958,300

Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 8, 2008, monthly interest only payments at 7.524% per annum, secured by assets owned by the Company. Also see Notes 12 and 13. (subsequently repaid on its due date)	909,514	855,625

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

16.

SHORT –TERM DEBT (CONTINUED)

	June 30, 2008 (Unaudited)	December 31, 2007

Loans from Industrial and Commercial Bank of China Qingchun Branch, due June 6, 2008, monthly interest only payments at 7.227% per annum, secured by assets owned by the Company.	-	1,369,000

Loans from Industrial and Commercial Bank of China Qingchun Branch, due December 3, 2008, monthly interest only payments at 7.227% per annum, secured by assets owned by the Company. Also see Notes 12 and 13.	1,455,223	-

Loans from Industrial and Commercial Bank of China Qingchun Branch, due June 18, 2008, monthly interest only payments at 7.227% per annum, secured by assets owned by the Company.	-	821,400

Loans from Industrial and Commercial Bank of China Qingchun Branch, due December 19, 2008, monthly interest only payments at 7.227% per annum, secured by assets owned by the Company. Also see Notes 12 and 13.	873,134	-

Loan from Bank of Communication Qingchun Branch, due March 29, 2008 monthly interest only payments at 6.7095% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd.	-	3,422,501

Loan from Bank of Communication Qingchun Branch, due March 5, 2008 monthly interest only payments at 6.8985% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd.	-	1,369,000

Loan from Bank of Communication Qingchun Branch, due March 26, 2008 monthly interest only payments at 6.8985% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd.	-	1,369,000

Loan from Hangzhou Commercial Bank Gaoxin Branch due February 1, 2008, monthly interest only payments at 6.732% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	-	1,369,000

Loan from Bank of Communication Qingchun Branch due October 16, 2008, monthly interest only payments at 8.56% per annum, guaranteed by Xinchang Changxin Investment development Co., Ltd.	2,182,834	-

Loan Bank of Communication Qingchun Branch due March 25, 2009, monthly interest only payments at 7.56% per annum, guaranteed by Xinchang Changxin Investment development Co., Ltd.	1,455,223	-

Loan Bank of Communication Qingchun Branch due September 26, 2008, monthly interest only payments at 7.56% per annum, guaranteed by Xinchang Changxin Investment development Co., Ltd.	1,455,223	-

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

16.

SHORT –TERM DEBT (CONTINUED)

	June 30, 2008 (Unaudited)	December 31, 2007
Loan Bank of Communication Qingchun Branch due April 7, 2009, monthly interest only payments at 8.56% per annum, guaranteed by Xinchang Changxin Investment development Co., Ltd	1,455,223	-

Loan from Bank of China Kaiyuan Branch due April 27, 2008, monthly interest only payments at 7.3485% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	-	1,369,000

Loan from Bank of China Kaiyuan Branch due May 16, 2008, monthly interest only payments at 7.3485% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	-	684,501

Loan from Bank of China Kaiyuan Branch due May 19, 2009, monthly interest only payments at 8.2170% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. and Aida Biology Technology Co., Ltd.	1,455,223	-

Loan from Bank of China Kaiyuan Branch due June 12, 2009, monthly interest only payments at 7.3485% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd. Aida Biology Technology Co., Ltd.	1,455,223	-

Loan from Bank of China Kaiyuan Branch due May 9, 2008, monthly interest only payments at 7.3485% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	-	2,053,501

Loan from Evergrowing Bank Hangzhou Branch due June 4, 2008, monthly interest only payments at 7.3485% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	-	2,053,501

Loans from Changzhou Commercial Bank, due May 28, 2008, monthly interest only payments at 8.541% per annum, secured by assets owned by the Company.	-	1,937,136

Loans from Changzhou Commercial Bank, due May 28, 2008, monthly interest only payments at 8.541% per annum, secured by assets owned by the Company.	-	1,211,565

Loans from Changzhou Commercial Bank, due May 27, 2008, monthly interest only payments at 8.964% per annum, secured by assets owned by the Company. Also see Notes 12. (subsequently repaid on its due date)	1,452,312	-

Loans from Changzhou Commercial Bank, due May 27, 2008, monthly interest only payments at 8.964% per annum, secured by assets owned by the Company. Also see Notes 13. (subsequently repaid on its due date)	2,185,745	-

Loans from Changzhou Communication Bank of China, due November 16, 2008, monthly interest only payments at 9.478% per annum, guaranteed by Changzhou High-Tech Development District Co., Ltd.	1,621,118	1,525,066

Loans from Changzhou Communication Bank of China, due November 23, 2008, monthly interest only payments at 9.478% per annum, guaranteed by Changzhou High-Tech Development District Co., Ltd.	414,738	390,165

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

16.

SHORT –TERM DEBT (CONTINUED)

	June 30, 2008 (Unaudited)	December 31, 2007
Loans from Huaxia Bank, due October 17, 2008, monthly interest only payments at 8.020% per annum, guaranteed by Changzhou Huarun Material Co., Ltd.	2,910,446	2,738,001
Total short-term bank loans	$23,027,446	$26,180,763

Notes payable to unrelated companies:
Due March 14, 2008	$-	$102,675
Due February 23, 2008	-	684,500
Due November 7, 2008	85,131	98,568
Due November 6, 2008	54,570	-
Due September 30, 2008, interest charged at 7.52% per annum	582,089	547,601
Due December 30, 2008, interest charged at 9.00% per annum	727,611	684,500
Due April 6, 2008, interest at 7.26% per annum	-	684,500
Due June 30, 2008, interest at 7.02% per annum	-	821,399
Due April 5, 2009, interest at 7.26% per annum	218,283	-
Due December 31, 2007	-	273,800
Due November 20, 2008	174,627
Due December 31, 2008	291,045	273,800
Due December 31, 2008	291,045	-
Due February 20, 2009	1,455,223	-
Due June 3, 2009, interest at 7.918% per annum	727,611	-
Due June 24, 2009	363,805	-
Total notes payable	4,971,040	4,171,343

Total short-term debt	$27,998,486	$30,352,106

All the notes payable are subject to bank charges of 0.05% of the principal as a commission on each loan transaction. Bank charges for notes payable were $1,705 and $3,005 for the six months ended June 30, 2008 and 2007, respectively.

Restricted cash of $139,701 is held as collateral for the following notes payable at June 30, 2008:

Due November 6, 2008	$54,570
Due November 7, 2008	85,131
Total	$139,701

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

17.

LONG–TERM DEBT

Long-term debt consists of the following:

Bank loans:	June 30, 2008 (Unaudited)	December 31, 2007
Loan from Bank of Communication Qingchun Branch due March 23, 2010, monthly interest only payments at 7.56% per annum, guaranteed by Chanxin Investment Development Co., Ltd.	$5,093,279	$-

Loan from Union Bank due March 27, 2010, monthly interest only payments at 7.56% per annum, guaranteed by Chanxin Investment Development Co., Ltd.	1,891,790	-

Loans from Communication Bank of China Changzhou Branch, due November 3, 2008, monthly interest only payments at 6.7272% per annum, guaranteed by Changzhou High-Tech Development District Co., Ltd.	1,369,000	1,369,000
Total long-term bank loans	8,354,069	1,369,000
Less: current portion	(1,369,000)	(1,369,000)
Long-term portion	$6,985,069	$-

Notes payable to unrelated companies:

Due December 31, 2009, interest at 7.02% per annum, guaranteed by Donghong Taisheng Co., Ltd	$324,478	$384,187
Due February 20, 2009, interest at 1% per annum and unsecured	-	1,262,947
Total notes payable	324,478	1,647,134
Total long-term debt	$7,309,547	$1,647,134

18.

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

Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2008, the Company does not have a liability for unrecognized tax benefits.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

18.

TAXES (CONTINUED)

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2005. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these Net Operating Losses ("NOLs") and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of June 30, 2008 the Company was not aware of any pending income tax examinations by China tax authorities.  The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT law”), which is effective from January 1, 2008.

Prior to January 1, 2008, the Corporation Income Tax (“CIT”) rate applicable to subsidiaries of the Company in the PRC range from 15% to 33%.  In 2006, Hangzhou Aida applied to the local tax authority for a favorable corporate income tax rate of 26.4% for companies registered in coastal economic zone of PRC, which was approved in October 2006. As a result, the corporate income tax rate applicable to Hangzhou Aida was changed to 26.4% from 33%.  Hainan and Yangpu are subsidiaries registered in Hainan, PRC, and their corporate income tax rate of 15% is the tax rate for companies registered in Hainan, PRC in accordance with the relevant tax laws in PRC. Fangyuan is a subsidiary of Hangzhou Aida and its applicable corporate income tax rate is 15%, since the company was recognized as high-tech companies by the PRC government.  However, in accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. For Hangzhou and Hainan, the first profitable year for income tax purposes as a foreign investment company was 2004.

Under the new CIT law, the corporate income tax rate applicable to the Company starting from January 1, 2008 is 25%. The Company believes some of the tax concession granted to eligible companies prior to the new CIT law will be grand fathered.

Income tax expense is summarized as follows:

	For the Six Months Ended June 30, (Unaudited)
	2008	2007
Current:
Provision for Corporation Income Tax	$605,240	$172,787
	605,240	172,787
Deferred:
Provision for Corporation Income Tax	(946,796)	(132,961)
	(946,796)	(132,961)

Income tax (benefit) expense	$(341,556)	$39,826

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

18.

TAXES (CONTINUED)

The Company’s income tax expense differs from the “expected” tax expense for the six months ended June 30, 2008 and 2007 (computed by applying the CIT rate of 25 percent to income before income taxes) as follows:

	For the Six Months Ended June 30, (Unaudited)
	2008	2007

Computed “expected” (benefit) expense	$(1,713,606)	$44,663
Effect of favourable tax rates	941,090	-
Valuation allowance	115,590	-
Permanent differences	390,209	132,961
Tax exemptions	(74,839)	(137,798)

Income tax (benefit) expense	$(341,556)	$39,826

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

	June 30, 2008 (Unaudited)	December 31, 2007
Deferred tax assets:
Current portion:
Consulting and audit expenses	$100,364	$96,384
Selling and distribution expenses	212,964	174,608
Bad debt provision	108,667	102,963
Provision of receivable for guarantee	908,373	-
Other	98,255	40,899
Subtotal	1,428,623	414,854

Non-current portion:
Depreciation	79,528	5,875
Impairment and amortization	167,604	60,844
Bad debt provision	411	411
Research and development costs	129,403	129,403
Other	17,655	42,307
Less: Valuation allowance	(156,803)	(41,213)
Subtotal	237,798	197,627

Total deferred tax assets	1,666,421	612,481

Deferred tax liabilities:
Current portion:
Sales cut-off	58,096	101,992
Other	46,318	42,463
Subtotal	104,414	144,455

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

18.

 TAXES (CONTINUED)

	June 30, 2008 (Unaudited)	December 31, 2007
Non-current portion:
Subsidy income	192,105	192,105
Depreciation	167,584	48,132
Unrealized gains from foreign currency translation	219,261	219,261
Intangible assets of acquisition	2,965,202	481,546
Other	29,011	29,011
Subtotal	3,573,163	970,055

Total deferred tax liabilities	3,677,577	1,114,510

Net deferred liabilities	$2,011,156	$502,029

(b)

Tax Holiday Effect

For 2008 and 2007 the PRC corporate income tax rate was 25% and 33%, respectively. Certain subsidiaries of the Company are entitled to tax exemptions or lower tax rates (tax holidays) for the six months ended June 30, 2008 and 2007.

(Loss) income before income tax (benefit) expense of $(6,854,424) and $169,179 for the six months ended June 30, 2008 and 2007 respectively was attributed to subsidiaries with operations in the People’s Republic of China. Income tax (benefit) expense related to China income for the six months ended June 30, 2008 and 2007 is $(341,556) and 39,826, respectively.

The combined effects of the income tax expense exemptions available to the Company for the six months ended June 30, 2008 and 2007 are as follows:

	For The Six Months Ended June 30, (Unaudited)
	2008	2007
Tax holiday effect	$(866,251)	$137,798
Basic net (loss) income per share effect	$(0.03)	$0.01

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

19.

COMPENSATION TO MINORITY SHAREHOLDER

In June, 2008, Fangyuan paid $1,032,141 to Jiangyin Hi-tech Development Co., Ltd. (“Jiangyin”), a minority shareholder of Fangyuan, as compensation.  Of the total compensation, $705,398 was for Jiangyin’s contribution in developing distribution channels and new markets for Fangyuan and $326,743 was for Jiangyin’s contribution support to Fangyuan’s operations in 2007 and 2006 and was based on 8% of the increase in Fangyuan’s net assets in 2007.

20.

PAYMENT TO MINORITY SHAREHOLDER

During the six months ended June 30, 2008, Fangyuan, a subsidiary of the Company, paid $112,789 of previously earned minority interests to Jiangyin Hi-tech Development Co., Ltd., a minority shareholder of Fangyuan.

21.

PROVISION FOR UNCOLLECTIBILITY OF RECEIVABLE FOR GUARANTEE

On September 26 and November 9, 2007, Hangzhou Aida entered into guarantee contracts to serve as guarantor of bank loans amounting to $2,848,110 and $2,136,083 respectively to a third-party, Nanwang Information Industry Group Co., Ltd. (“Nanwang”) from Bank of Communication Hangzhou Branch. Under the guarantee contract, Hangzhou Aida shall perform all obligations of Nanwang under the loan contract if Nanwang fails to perform such obligations. On March 25, 2008, Bank of Communication Hangzhou Branch demanded Nanwang repay the loans and outstanding interest because Nanwang defaulted on its interest payments. Consequently, as guarantor, Hangzhou Aida had to repay $5,105,536 for Nanwang.

Also, on June 15, 2007, Hangzhou Aida entered into a guarantee contract to serve as guarantor of a bank loan amounting to $2,136,083 to Nanwang from Union Bank Hangzhou Branch. Under the guarantee contract, Hangzhou Aida shall perform all obligations of Nanwang under the loan contract if Nanwang fails to perform its obligations therein. On March 28, 2008, Union Bank Hangzhou Branch demanded Nanwang repay the loan and outstanding interest because Nanwang defaulted on its interest payments. Consequently, Hangzhou Aida, as guarantor, had to repay $1,939,587.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

21.

PROVISION FOR UNCOLLECTIBILITY OF RECEIVABLE FOR GUARANTEE (CONTINUED)

Hangzhou Aida commenced legal proceedings in the middle court of Hangzhou to recover all the amounts paid on behalf of Nanwang on April 18, 2008. According to the ruling of the local court dated April 22, 2008, assets of Nanwang with an estimated value of $7,045,123 have been seized and sequestered pending resolution of the said litigation proceeding.  At the end of June of 2008, the Company received the notice that the middle court of Hangzhou announced Nanwang was insolvent on May 20, 2008 and the liquidation process commenced immediately. Consequently, the litigation proceeding commenced on April 18, 2008 was terminated.  On July 3, 2008, Hangzhou Aida applied to the liquidation team of Nanwang to register its creditor’s claim for $7,045,123. Given the latest developments, the Company has determined that the chances of recovery of this claim against Nanwang are slim, and therefore a full allowance was made for the total balance of $7,045,123, which was reflected in the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2008.

22.

BUSINESS COMBINATION

On April 23, 2008, Hangzhou Aida and Fangyuan acquired 43% and 55% interest of Jiangsu Institute of Microbiology Co., Ltd. (“JSIM”) for $9,744,545 in cash and JSIM became a 98% owned subsidiary of the Company and the financial results of JSIM have been consolidated in the accompanying condensed consolidated financial statements of the Company from the date of acquisition.

The following summarizes the acquisition:

Total consideration paid	$9,744,545
Fair value of assets acquired	(15,492,023)
Fair value of liabilities assumed	3,020,891
Negative goodwill	(2,726,587)

Negative goodwill applied to a patent	2,484,053
Negative goodwill applied to a land use right	125,345
Negative goodwill applied to long-term investments	117,189
Total	$2,726,587

The following is the pro forma net (loss) income and basic and diluted net (loss) income per share of the Company for the six months ended June 30, 2008 and 2007 assuming the acquisition was completed on January 1, 2008 and 2007:

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
Net (loss) income	$(6,857,080)	$191,898

Net (loss) income per share, basic and diluted	$(0.25)	$0.01

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

23.

COMMITMENTS AND CONTINGENCIES

(a)

Lease Commitment

The Company occupies plant and office space leased from third parties.  Accordingly, for the six months ended June 30, 2008 and 2007, the Company recognized rental expense for these spaces of $144,561 and $251,681, respectively.

As of June 30, 2008, the Company has outstanding commitments with respect to non-cancelable operating leases for real estate, which fall due as follows:

Period Ending June 30,	Amount
Within one year	$144,561
2009	224,821
2010	224,821
2011	224,821
2012	224,821
Thereafter	1,282,919
Total	$2,326,764

(b)

Contingencies

In January 2007, the Company was sued by Jiangying Xinqiao Construction Co., Ltd for an overdue construction payment of $243,318. The local judge held a court in April, 2007 and the case is still in progress.  The Company believes the claim is without merit and plans to vigorously contend the claim. As such, there is no contingent accrual at June 30, 2008.

On June 14, 2007, Hangzhou Aida entered into a guarantee contract to serve as guarantor for all the bank loans borrowed during the period from June 14, 2007 to June 14, 2008 by Zhejiang Guobang Pharmaceuticals Co., Ltd. (“ZGPC”), a company controlled by the director of Hangzhou Aida, from China Minsheng Banking Corporation Hangzhou Branch with a maximum guarantee amount of $1,424,055.  Under this guarantee contract, Hangzhou Aida shall perform all obligations of ZGPC under the loan contract if ZGPC fails to perform its obligations as set forth in the loan contract..

On January 9, 2008, Hangzhou Aida entered into a guarantee contract to serve as guarantor for all the bank loans borrowed during the period from January 9, 2008 to January 9, 2009 by ZGPC from Shanghai Pudong Development Bank with a maximum guarantee amount of $2,848,110.  Under this guarantee contract, Hangzhou Aida shall perform all obligations of ZGPC under the loan contract if ZGPC fails to perform its obligations as set forth in the loan contract

On July 6, 2007, Hangzhou Aida entered into a guarantee contract to serve as guarantor for all the bank loans borrowed during the period from July 6, 2007 to December 31, 2008 by Xinchang Guobang Chemical Co., Ltd. (“XGCC”), a company controlled by the director of Hangzhou Aida, from Bank of Communications with a maximum guarantee amount of $3,275,327.  Under this guarantee contract, Hangzhou Aida shall perform all obligations of XGCC under the loan contract if XGCC fails to perform its obligations as set forth in the loan contract

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

23.

COMMITMENTS AND CONTINGENCIES (CONTINUED)

On September 30, 2007, Hangzhou Aida entered into a guarantee contract to serve as guarantor of a bank loan amounting to $854,433 and due on August 29, 2008 borrowed by XGCC from Construction Bank of China Xinchang Branch. Under this guarantee contract, Hangzhou Aida shall perform all obligations of XGCC under the loan contract if XGCC fails to perform its obligations as set forth in the loan contract

On October 31, 2007, Hangzhou Aida entered into a guarantee contract to serve as guarantor of a bank loan amounting to $1,637,663 and due on September 30, 2008 borrowed by XGCC from Construction Bank of China Xinchang Branch. Under this guarantee contract, Hangzhou Aida shall perform all obligations of XGCC under the loan contract if XGCC fails to perform its obligations as set forth in the loan contract

On November 21, 2007, Hangzhou Aida entered into a guarantee contract to serve as guarantor of a bank loan amounting to $356,014 and due on October 20, 2008 borrowed by XGCC from Construction Bank of China Xinchang Branch. Under this guarantee contract, Hangzhou Aida shall perform all obligations of XGCC under the loan contract if XGCC fails to perform its obligations as set forth in the loan contract

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

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

•

Hainan Aike Pharmaceutical Co., Ltd. (“Aike”);

•

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”);

•

Shanghai Qiaer Bio-technology Co., Ltd (“Qiaer”); and

•

Jiangsu Institute of Microbiology Co., Ltd. (“JSIM”)

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

For the three months ended June 30, 2008, management of the Company provided a reserve on its accounts receivable to reflect management’s expectation on the collectability of aged accounts receivable. Management’s estimation of the reserve on accounts receivable at June 30, 2008 was based on the current facts that there are aged accounts receivable. Management has assessed the customers’ ability to continue to pay the outstanding invoices timely, and whether their financial position will deteriorate significantly in the future which would result in their inability to pay their debts to the Company.

For the three months ended June 30, 2008, we had made no impairments for long-lived assets. Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". We also periodically evaluate the amortization periods of our depreciable assets to determine whether subsequent events and circumstances warrant revised estimates of the useful lives.

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

In December 2007, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (R), Business Combination. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R). We are aware that our accounting for minority interest will change and we are considering those effects now but believe the effects will only be a reclassification of minority interest from mezzanine equity to our stockholder’s equity section in the balance sheet. SFAS 141 (R) will significantly affect the accounting for future business combinations and the Company will determine the accounting as new combinations occur.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; require that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; require that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; require that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 160 will have on its financial statements.

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

RESULTS OF OPERATIONS –

THREE MONTHS ENDED JUNE 30, 2008 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

The following table sets forth selected statements of income data as a percentage of revenue for the three months indicated.

	Three months Ended June 30,
	2008	2007

Revenue	100.00%	100.00%
Cost of goods sold	(43.41)%	(56.16)%
Gross margin	56.59%	43.84%
Research and development	(3.25)%	(0.58)%
Selling and distribution	(21.63)%	(17.77)%
General and administrative	(17.01)%	(12.85)%
Compensation to minority shareholder	(9.47)%	-
Provision for uncollectibility of receivable for guarantee	(64.63)%	-
Other income (expense)	(6.41)%	(7.20)%
Income taxes	4.30%	(1.68)%
Minority interests	(0.61)%	(4.02)%
Net loss	(62.12)%	(0.26)%

Revenues, Cost of Goods Sold and Gross Profit

Revenue for the three months ended June 30, 2008 was $10,899,924 an increase of $4,480,448 or 69.8% from $6,419,476 for the three months ended June 30, 2007. The net increase in sales revenue from our group of companies engaging in the production of different types of Etimicin for the first quarter of 2008 and 2007  is set forth below:

	Three months ended June 30,
Company	2008	2007	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co., Ltd (“Hangzhou Aida”) specializes in the production of Etimicin powder	$3,090,000	$1,605,806	$1,484,194

Hainan Aike Pharmaceutical Co., Ltd (“Aike”) specializes in the production of Etimicin transfusion	4,931,256	2,977,104	1,954,152

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”) specializes in the production of Etimicin injection	2,860,112	1,836,566	1,023,546

Shanghai Qiaer Bio-Technology Co., Ltd.(“Qiaer”)	6,508	-	6,508

Jiangsu Institute of Microbiology Co., Ltd (“JSIM”)	12,048	-	12,048

TOTAL	$10,899,924	$6,419,476	$4,480,448

For the three months ended June 30, 2008, the sales of Hangzhou Aida was $3,090,000, an increase of $1,484,194 or approximately 92.43% from $1,605,806 for the same period in 2007. The increase is mainly attributable to an increase in sales of Etimicin powder product, “Aida”.

For the three months ended June 30, 2008, the sales of Hainan Aike increased by $1,954,152 or 65.64% as compared to the same period of 2007. The increase in sales can mainly be accounted for an increase in sales of the Etimicin transfusion product, “Aiyi”.

For the three months ended June 30, 2008, the sales of Fangyuan increased by $1,023,546 or 55.73% as compared to the same period of 2007. The increase in sales is the result of the intense marketing and promotion programs of the Etimicin injection product, “Chuangcheng”.

The cost of goods sold for the first quarter ended June 30, 2008 was $4,731,941 an increase of $1,126,655 or 31.25% from $3,605,286 for the year 2007. The increase in cost of goods sold can be analyzed as follows:

	Three months ended June 30,
Companies	2008	2007	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co., Ltd. (“Hangzhou Aida”) specializes in the production of Etimicin powder	$1,016,185	$509,676	$506,509

Hainan Aike Pharmaceutical Co., Ltd. (“Aike”) specializes in the production of Etimicin transfusion	2,637,877	2,241,105	396,772

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”) specializes in the production of Etimicin injection	1,072,173	854,505	217,668

Shanghai Qiaer Bio-Technology Co., Ltd.(“Qiaer”)	-	-	-

Jiangsu Institute of Microbiology Co., Ltd (“JSIM”)	5,706	-	5,706

TOTAL	$4,731,941	$3,605,286	$1,126,655

The cost of goods sold of Hangzhou Aida for the three months ended June 30, 2008 increased by $506,509, or   approximately 99.38% compared to $509,676 for the same period in 2007. The increase in the cost of goods sold can mainly be accounted for by an increase in sales by 92.43%.

The cost of goods sold of Aike for the three months ended June 30, 2008 was $2,637,877, an increase of  $396,772, or approximately 17.70% compared to the same period in 2007. The increase can mainly be explained by the increase in sales.

The cost of goods sold of Fangyuan for the three months ended June 30, 2008 was 1,072,173, an increase of $217,668 or 25.47%, compared to $854,505 for the same period in 2007. The increase is mainly due to the increase in its sales.

Compared to the three months ended June 30, 2007, the percentage gross profit margin for our Company increased from 43.84% to 56.59% for the three months ended March 31, 2008.

Research and Development

Compared with research and development cost of $36,914 for the first three months of 2007, research and development cost was $353,791 for the same period in 2008 and mainly represented costs incurred for the clinical trials for rh-Apo2l.

Selling and Distribution

Selling and distribution expenses increased from $1,140,702 for the three months ended June 30, 2007 to $2,357,392 for the same period this year. A breakdown of our expenses is set forth below:

         Three months ended June 30,

Breakdown of Expenses	2008	2007	Increase/ (Decrease)

Traveling expenses	$755,843	$243,307	$512,536
Office expenses	580,736	198,050	382,686
Payroll	125,802	138,564	(12,762)
Conference fees	92,261	33,025	59,236
Rent	124,290	191,274	(66,984)
Entertainment	135,660	117,073	18,587
Transportation expenses	92,839	67,131	25,708
Other expenses	449,961	152,278	297,683

TOTAL	$2,357,392	$1,140,702	$1,216,690

For the three months ended June 30, 2008 traveling expenses and office expenses increased by $512,536 and $382,686 respectively, compared with the same period last year. The increase was mainly explained by the increase in sales of 69.79%.

Compared with the rent expenses of $191,274 for the three months ended June 30, 2007, the rent expenses for the three months ended June 30, 2008 was $124,290, of which $123,135 was the  rent expense by the Beijing office of Aike.

General and Administrative

General and administrative expenses increased by $1,028,922 or approximately 124.74% from $824,866 for the three months ended June 30, 2007 to $1,853,788 for the same period this year. A breakdown of general and administrative expenses for the three months ended June 30, 2008 and 2007 is as follows:

	Three months ended June 30,
Breakdown of Expenses	2008	2007	Increase/ (Decrease)

Traveling expenses	$100,917	$32,697	$68,220
Office expenses	92,022	27,304	64,718
Payroll	115,812	173,697	(57,885)
Conference fees	50,843	12,903	37,940
Labor union & education & staff welfare	172,888	115,269	57,619
Amortization of intangible assets	372,621	165,903	206,718
Audit fees and consultancy fees	215,268	98,609	116,659
Entertainment	34,233	44,572	(10,339)
Depreciation	140,717	85,913	54,804
Bad debt provision	54,913	48,542	6,371
Stock provision	76,504	-	76,504
Accrued expenses	103,642	-	103,642
Other expenses	323,408	19,457	303,951

TOTAL	$1,853,788	$824,866	$1,028,922

Amortization of intangible assets of $372,621 for the three months ended June 30, 2008 increased by $206,718 or 124.6% from $165,903 for the same period last year. The increase was due to an increase in the amortization of intangible assets of $198,760 incurred by JSIM, which was just acquired in April this year.

Our audit and consultancy fees increased from $98,609 for the three months ended June 30, 2007 to $215,268 for the same period this year. The increase was mainly attributable to the increase in consultancy fees of $147,364.

Depreciation fees increased from $85,913 for the three months ended June 30, 2007 to $140,717 for the same period this. This increase was mainly attributable to an increase of $43,426 incurred by Fangyuan for new equipment.

For the three months ended June 30, 2008 stock provision expenses incurred by Aike and accrued expenses incurred by Hangzhou Aida were $76,504 and $103,642, respectively. No such expenses incurred for the same period last year.

Compensation to minority shareholder

In June, 2008, Fangyuan paid $1,032,141 to Jiangyin Hi-tech Development Co., Ltd. (“Jiangyin”), a minority shareholder of Fangyuan, as compensation comprising:  $705,398 for Jiangyin’s contribution in developing distribution channels and new markets for Fangyuan and $326,743 for Jiangyin’s contribution support to Fangyuan’s operation in 2007 and 2006 which resulted in an 8% increase in Fangyuan’s net assets in 2007.

Provision for uncollectibility of receivable for guarantee

For the three months ended June 30, 2008, provision for uncollectibility of receivable for guarantee was $7,045,123. Hangzhou Aida commenced legal proceedings in the middle court of Hangzhou to recover $7,045,123 paid on behalf of Nanwang on April 18, 2008. According to the ruling of the local court dated April 22, 2008, assets of Nanwang with an estimated value of $7,045,123 have been seized and sequestered pending resolution of the said litigation proceeding. At the end of June, 2008, the Company received notice from the middle court of Hangzhou that Nanwang had been declared insolvent on May 20, 2008 and that the liquidation process had been commenced immediately.  Consequently, the litigation proceeding commenced on April 18, 2008 was terminated.  The Company considers the loan and the outstanding interest paid on behalf of Nanwang of $7,045,123 as difficult to recover, and therefore a full allowance was made for the total balance of $7,045,123.

Other Income (Expenses)

Other expenses increased from $462,243 for the three months ended June 30, 2007 to $698,720 for the same period this year. A breakdown of our other income (expenses) for the three months ended June 30, 2008 and 2007 is as follows:

	Three months Ended June 30,
Breakdown of other income/(expenses)	2008	2007	Increase/ (Decrease)

Interest expense, net	$(737,945)	$(372,716)	$365,229
Government grants	70,925	-	70,925
Other (loss) income, net	(31,700)	(89,527)	57,827

TOTAL	$(698,720)	$(462,243)	$(236,477)

Interest expense for the three months ended June 30, 2008 increased by $365,229 from $372,716 for the same period last year. The increase is mainly due to the increase both in the interest from the borrowing and in the bank borrowings.

Government grants for the three months ended June 30, 2008 represented subsidies from the government was amounted to $70,925. No such grants were given for the same period last year.

Income Tax

Income tax benefit was $468,265 for the three months ended June 30, 2008, as compared to income tax expense of $107,691 for the same period last year.

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

In accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. Since Hangzhou Aida Pharmaceutical Co., Ltd has been a foreign investment company since 2004, we are entitled to a 50% tax reduction in 2008.

Net Loss

In the first three months of 2008, net loss was $6,771,364, an increase of $6,755,049 from $16,315 for the same period in 2007.

SIX MONTHS ENDED JUNE 30, 2008 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

The following table sets forth selected statements of income data as a percentage of revenue for the six months indicated.

	Six Months Ended June 30,
	2008	2007

Revenue, net	100.00%	100.00%
Cost of goods sold	(45.50)%	(56.15)%
Gross margin	54.50%	43.85%
Selling and distribution	(22.86)%	(18.17)%
General and administrative	(15.93)%	(17.11)%
Research and development	(3.43)%	(1.45)%
Compensation to minority shareholder	(5.60)%	-
Provision for uncollectibility of receivable for guarantee	(38.26)%	-
Other income (expense)	(5.64)%	(5.68)%
Income taxes	1.85%	(0.34)%
Minority interests	(1.54)%	(2.62)%
Net (loss) income	(36.90)%	(1.52)%

Revenue, Cost of Goods Sold and Gross Profit

Revenue for the six months ended June 30, 2008 was $18,415,991, an increase of $6,690,588 or 57% from $11,725,403 for the same period last year. Compared to the six months of 2007, the increase in sales revenue from our group of companies engaging in the production of different types of Etimicin for the six months of 2008 and 2007 is set forth below:

	Six Months Ended June 30,
Companies	2008	2007	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co., Ltd (“Hangzhou Aida”) specializes in the production of Etimicin powder	$5,093,726	$2,832,671	$2,261,055

Hainan Aike Pharmaceutical Co., Ltd (“Aike”) specializes in the production of Etimicin transfusion	8,674,390	6,018,586	2,655,804

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”) specializes in the production of Etimicin injection	4,629,319	2,874,146	1,755,173

Shanghai Qiaer Bio-Technology Co., Ltd.(“Qiaer”)	6,378	-	6,378

Jiangsu Institute of Microbiology Co., Ltd (“JSIM”)	11,808	-	11,808

TOTAL	$18,415,991	$11,725,403	$6,690,588

For the six months ended June 30, 2008, the sales of Hangzhou Aida increased by $2,261,055 or 79.82% as compared to the same period of 2007. The increase is mainly attributable to an increase in sales of Etimicin powder product, “Aida”.

For the six months ended June 30, 2008, the sales of Aike increased by $2,655,804 or 44.13% as compared to the same period of 2007. The increase in sales can mainly be accounted for an increase in sales of the Etimicin transfusion product, “Aiyi”.

For the six months ended June 30, 2008, the sales of Fangyuan increased by $1,755,173 or 61.07% as compared to the same period of 2007. The increase in sales is the result of the intense marketing and promotion programs of a new Etimicin injection product, “Chuangcheng”.

The cost of goods sold for the six months ended June 30, 2008 was $8,378,957 an increase of $1,795,693 or 27.28% from $6,583,264, for the year 2007. The increase in cost of goods sold can be analyzed as follows:

	Six Months Ended June 30,
Companies	2008	2007	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co. Ltd (“Hangzhou Aida”) specializes in the production of Etimicin powder	$1,585,561	$870,639	$714,922

Hainan Aike PharmaceuticalCo. Ltd (“Aike”) specializes in the production of Etimicin transfusion	4,899,915	4,011,905	888,010

Changzhou Fangyuan Pharmaceutical Ltd. (“Fangyuan”) specializes in the production of Etimicininjection	1,887,889	1,700,720	187,169

Shanghai Qiaer Bio-Technology Co., Ltd.(“Qiaer”)	-	-	-

Jiangsu Institute of Microbiology Co., Ltd (“JSIM”)	5,592	-	5,592

TOTAL	$8,378,957	$6,583,264	$1,795,693

The cost of goods sold by Hangzhou Aida for the six months ended June 30, 2008 increased by $714,922, or 82.11% compared to $870,639 for the same period in 2007. The increase in the cost of goods sold can mainly be accounted for by an increase in sales by 79.82%.

The cost of goods sold by Aike for the six months ended June 30, 2008 increased by $888,010, or 22.13% compared to for the same period in 2007. The increase can mainly be explained by a corresponding increase in sales.

The cost of goods sold by Fangyuan for the six months ended June 30, 2008 increased by $187,169 or 11%, compared to $1,700,720 for the same period in 2007.The increase is mainly due to a corresponding increase in sales.

Compared to the six months ended June 30, 2007, the percentage gross profit margin for our Company increased from 43.85% to 54.50% for the first half of 2008.

Research and Development

Compared with research and development cost of $169,951 for the first half of 2007, research and development cost was $631,674 for the same period in 2008 and mainly represented costs incurred for the clinical trials for rh-Apo2l.

Selling and Distribution

Selling and distribution expenses increased from $2,130,897 for the six months ended June 30, 2007 to $4,209,324 for the same period this year, or a 97.54% increase. Compared to the same period in 2007, our increase in the expenses was because of the following:

	Six Months Ended June 30,
Breakdown of Expenses	2008	2007	Increase/ (Decrease)

Traveling expenses	$1,366,431	$656,279	$710,152
Office expenses	940,961	432,728	508,233
Payroll	272,664	206,358	66,306
Conference fees	221,166	71,546	149,620
Rent	331,835	199,427	132,408
Entertainment	171,953	196,924	(24,971)
Transportation expenses	131,233	71,664	59,569
Other expenses	773,081	295,971	477,110

TOTAL	$4,209,324	$2,130,897	$2,078,427

For the six months ended June 30, 2008 traveling expenses, office expenses and transportation expenses increased by $710,152, $508,233 and $59,569 respectively, compared with the same period last year. The increase was mainly attributable to an increase in our sales by 57.06% for the same period year over year.

Compared with the rent expenses of $199,427 for the six months ended June 30, 2007, the rent expenses for the six months ended June 30, 2008 was $331,835, of which $329,339 was the  rent expense of Aike’s Beijing office .

For the six months ended June 30, 2008 conference expenses were $221,166, an increase of $149,620, compared with the same period last year. The increase was mainly due to our participation in several big business conferences in order to promote sales.

General and Administrative

General and administrative expenses increased from $2,005,960 for the six months ended June 30, 2007 to $2,933,755 for the same period this year, representing a 46.25% increase. The details of general and administrative expenses for the six months ended June 30, 2008 and 2007 are as follows:

	Six Months Ended June 30,
Breakdown of Expenses	2008	2007	Increase/ (Decrease)

Traveling expenses	$149,565	$72,817	$76,748
Office expenses	206,746	81,706	125,040
Payroll	228,375	381,314	(152,939)
Conference fees	61,681	19,060	42,621
Labor union , education and staff welfare	367,822	439,965	(72,143)
Audit fees and consultancy fees	316,176	241,895	74,281
Entertainment	63,501	118,337	(54,836)
Depreciation	281,600	172,920	108,680
Amortization of intangible assets	544,414	318,297	226,117
Stock provision	74,980	-	74,980
Accrued expenses	122,739	-	122,739
Other expenses	516,156	159,649	356,507

TOTAL	$2,933,755	$2,005,960	$927,795

Amortization of intangible assets of $544,414 for the six months ended June 30, 2008 increased by $226,117 or 71% from $318,297 for the same period last year. The increase was due to an increase in the amortization of intangible assets of $194,801 incurred by JSIM, which was just acquired in April this year.

Our audit and consultancy fees which the Company pays consultants for their consultation service increased from $74,281 for the six months ended June 30, 2007 to $241,895 for the same period this year, of which $206,43 was consultancy fees. The increase was mainly attributable to the increase in consultancy fees of $103,510.

Depreciation fees increased from $172,920 for the six months ended June 30, 2007 to $281,600 for the same period this. This increase was mainly attributable to an increase of $94,303 incurred by Fangyuan for new equipment.

The traveling expenses of $149,565 for the six months ended June 30, 2008 increased by $76,748 from $72,817 for the same period last year. The increase was mainly attributable to an increase of $35,730 in the traveling expenses for Hangzhou Aida.

The labor union, education expenses and staff welfare expenses were $367,822 for the six months ended June 30, 2008, a decrease of $72,143 or 16.4% from $439,965 for the same period last year. The decrease was due to a decrease in payroll. In addition, the payroll expenses of $228,375 for the six months ended June 30, 2008 decreased by $152,939 or 40.1% from $381,314 for the same period last year.

Compensation to minority shareholder

In June, 2008, Fangyuan paid $1,032,141 to Jiangyin Hi-tech Development Co., Ltd. (“Jiangyin”), a minority shareholder of Fangyuan, as compensation comprising:  $705,398 for Jiangyin’s contribution in developing distribution channels and new markets for Fangyuan and $326,743 for Jiangyin’s contribution support to Fangyuan’s operation in 2007 and 2006 which resulted in an 8% increase in Fangyuan’s net assets in 2007.

Provision for uncollectibility of receivable for guarantee

For the three months ended June 30, 2008, provision for uncollectibility of receivable for guarantee was $7,045,123. Hangzhou Aida commenced legal proceedings in the middle court of Hangzhou to recover $7,045,123 paid on behalf of Nanwang on April 18, 2008. According to the ruling of the local court dated April 22, 2008, assets of Nanwang with an estimated value of $7,045,123 have been seized and sequestered pending resolution of the said litigation proceeding. At end of June of 2008, the Company received notice from the middle court of Hangzhou declaring Nanwang to be insolvent on May 20, 2008 and that the liquidation process had commenced immediately.  Consequently, the litigation proceeding commenced on April 18, 2008 was terminated.  Given the latest developments, the Company now considers the recovery of the loan and the outstanding interest paid on behalf of Nanwang as unlikely and therefore a full allowance was made for the total balance of $7,045,123.

Other Income (Expenses)

Other expenses increased from $666,153 by 373,287 or 56% for the six months ended June 30, 2007 to $1,039,440 for the same period this year. The other income (expenses) for the six months ended June 30, 2008 and 2007 are as follows:

	Six Months Ended June 30,
Breakdown of other income/(expenses)	2008	2007	Increase/ (Decrease)

Interest expense, net	$(1,274,595)	$(716,503)	$(558,092)
Government grants	72,333	50,106	22,227
Gain on sale of marketable securities	-	119,538	(119,538)
Other (loss) income, net	162,822	(119,294)	282,116

TOTAL	$(1,039,440)	$(666,153)	$(373,287)

Net interest expense for the six months ended June 30, 2008 was $1,039,440, an increase of $558,092 or 77.9% from $716,503 for the same period last year. The increase is mainly due to the increase both in the interest of borrowings and in the bank borrowings.

Government grants for the six months ended June 30, 2008 were $72,333, an increase of $22,227 or 44.3% from $50,106 for the same period last year. The increase is due to the increase in subsidies from the government.

Gain on sale of marketable securities of $119,538 for the six months ended June 30, 2007 represented income from Chinese securities investment and no such income was incurred for the same period this year.

Income Taxes

Income tax benefit was $341,556 for the six months ended June 30, 2008, as compared to income tax expense of $39,826 for the same period last year.

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

In accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. Since Hangzhou Aida Pharmaceutical Co., Ltd has been a foreign investment company since 2004, we are entitled to a 50% tax reduction in 2008.

Net Loss

In the first half of 2008, our net loss increased by $6,618,605 to a net loss of $6,796,257 from $177,652 in the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance decreased by $4,163,830 to $4,235,476 as of June 30, 2008, as compared to $8,399,306 as of December 31, 2007. The decrease was mainly attributable to cash outflow due to investing activities of $9,042,558, net loss of $6,796,257, deferred taxes of $897,289, increase in accounts receivable of $1,114,060 and in inventory of $684,336. The decrease in cash flow was partially offset by cash inflow of financing activities of $3,942,045 and provision for uncollectibility of receivable for guarantee of $7,045,123, an increase in other payables and accrued liabilities of $1,533,882. The net cash flow was a deficit $(4,235,476) for the first half this year.

Our cash flow provided by operations amounted to $2,135,711 for the six months ended June 30, 2008, compared to $2,008,995 for the same period last year.

Our cash flow used in investing activities amounted to $9,042,558 of which $7,045,123 was used to satisfy our guarantee and $703,421 was used for the payment of plant. We invested $620,505 and $520,372 in the deposit for plant and equipment and construction in progress, respectively.

The net cash provided by financing activities amounted to $3,942,045, of which $15,201,257 was provided by the short-term bank debt and $6,985,069 was provided by the long-term debt.

At June 30, 2008, we had short-term debt of $27,998,486 of which $23,027,446 was short-term bank borrowings and the remaining $4,971,040 represented notes payable to unrelated parties. The interest for short-term borrowings varied from 6.7095% to 9.478% per annum whereas the notes payable to unrelated parties is interest free. We believe that the cash generated from our operations will be sufficient to pay off our liabilities as the short-term borrowings and commitments fall due.

Working Capital

Our working capital decreased by $11,479,398 to $(14,069,922) as at June 30, 2008, as compared to $(2,590,524) as at December 31, 2007. The decrease in working capital on June 30, 2008 was mainly attributable to a decrease in deposits of $8,862,635 and in cash and cash equivalent of $4,163,830 and an increase in other payables and accrued liabilities of $2,746,537 offset by an increase in other receivables, prepaid expenses, and other assets of $1,200,833 and deferred taxes of $1,013,769, and a decrease in short-term debt of $2,353,620.

We currently generate our cash flow through operations and we believe that our cash flow generated from operations will be sufficient to sustain operations for the next twelve months. Also, from time to time, we may require extra funding through financing activities and investments for expansion. Also, from time to time, we may come up with new expansion opportunities for which our management may consider seeking external funding and financing.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures.

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

With the implementation of the above additional controls and procedures, we believe that we have substantially reduced the risks of a breach of similar nature as described above in the future.

Other than as described above, there have not been any changes in the Company’s internal controls and procedures.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. Other than what is mentioned below, we are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities incur in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, we do not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially or more than five percent of the Common Stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Hangzhou Aida Pharmaceutical Co., Ltd. (“Hangzhou Aida”) is a wholly-owned subsidiary of Earjoy Group Limited, which is in turn a wholly-owned subsidiary of Aida Pharmaceutical, Inc.

Hangzhou Aida was a guarantor to Nanwang Information Industry Group Co., Ltd. (“Nanwang”) for certain bank loans and Nanwang was, in turn, a guarantor to Hangzhou Aida for some of its loans.  The total amount of the mutual guarantee between Hangzhou Aida and Nanwang was RMB50 million.

Because Nanwang over-invested in real estate, Nanwang defaulted on two of its loans and as guarantor for the loans, Hangzhou Aida had to repay the loan amounting to RMB49,123,913.65 (approximately, US$7,045,123 based on an exchange rate of 1US$ = RMB6.97) to Nanwang’s lenders under the current “tight” monetary policy of the People’s Bank of China.

Hangzhou Aida, in turn, commenced a litigation proceeding against Nanwang in the middle level court of Hangzhou, the People’s Republic of China on April 18, 2008 to recover the guaranteed loan amount that Hangzhou Aida had paid.   The litigation application has been accepted by the Hangzhou middle level court.  Hangzhou Aida had also requested that the court sequester Nanwang’s assets and such order was granted by the court. The sequestered assets include the Xinhuo Technology Building located in Beijing, some land use rights and 80% shareholding interest in Fengyuan Building Co.,Ltd.

At end of June of 2008, we received notice from the middle court of Hangzhou declaring Nanwang as insolvent on May 20, 2008 and that liquidation process had commenced immediately.  Consequently, the litigation proceeding commenced on April 18, 2008 by us was terminated. On July 3, 2008, Hangzhou Aida registered its creditor’s claim for $7,045,123 with the liquidation team of Nanwang.  Given the latest developments, the Company now considers the recovery of the loan and the outstanding interest paid on behalf of Nanwang as unlikely and therefore a full allowance was made for the total balance of $7,045,123.

Item 1A.

Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer
		pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	31.2	Certification of the Principal Financial Officer
		pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer
		pursuant to U.S.C. Section 1350 as adopted pursuant
		to Section 906 of the Sarbanes-Oxley Act of 2002*

4	32.2	Certification of the Principal Financial Officer
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

AIDA PHARMACEUTICALS, INC.

Date: August 19, 2008

/s/ Biao Jin

Mr. Biao Jin

Chief Executive Officer

Date: August 19, 2008

/s/ Hui Lin

Ms. Hui Lin

Chief Financial Officer