Form 10-Q
period 2008-09-30
AIDA PHARMACEUTICALS INC
filed 2008-11-19
CIK 1220286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 14, 2008, there were 27,000,000 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

AIDA PHARMACEUTICALS, INC.

(Inapplicable items have been omitted)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2008 (Unaudited)	December 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$8,278,318	$8,399,306
Restricted cash	869,426	885,743
Accounts receivable, net of allowance for doubtful accounts of $1,050,529 and $817,762 as of September 30, 2008 and December 31, 2007, respectively	10,357,611	9,661,421
Notes receivable, net of discount of $7,125 and $49,518 as of September 30, 2008 and December 31, 2007, respectively	1,139,035	987,489
Inventories	5,465,271	3,837,659
Other receivables, prepaid expenses, and other assets	816,678	182,289
Deposits	1,699,953	10,553,431
Due from employees	834,546	927,254
Prepayments for goods	241,658	324,370
Deferred taxes	2,579,615	414,854
Total current assets	32,282,111	36,173,816

LONG-TERM ASSETS
Plant and equipment, net	18,617,696	16,752,638
Land use rights, net	4,203,881	3,664,715
Construction in progress	2,171,833	269,552
Patents, net	15,879,465	5,360,443
Long-term investments	538,376	205,350
Deferred assets	69,400	-
Deferred taxes	224,958	197,627
Total long-term assets	41,705,609	26,450,325

TOTAL ASSETS	$73,987,720	$62,624,141

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,013,479	$2,547,129
Other payables and accrued liabilities	5,550,223	2,702,043
Advances for research and development	1,488,079	1,029,657
Short-term debt, including related party	31,184,017	30,352,106
Current portion of long-term debt	1,369,000	1,369,000
Due to related parties	14,034	22,251
Taxes payable	182,823	129,810
Customer deposits	1,436,467	467,889
Deferred taxes	129,641	144,455
Total current liabilities	44,367,763	38,764,340

LONG-TERM LIABILITIES
Notes payable	8,169,100	1,647,134
Advances for research and development	58,351	54,760
Deferred taxes	3,615,602	970,055
Long-term debt	437,630	-
Total long-term liabilities	12,280,683	2,671,949

TOTAL LIABILITIES	56,648,446	41,436,289

MINORITY INTERESTS	8,182,235	7,871,031

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized; 27,000,000 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	27,000	27,000
Additional paid-in capital	5,403,529	5,204,352
Retained earnings (the restricted portion is $1,846,858 and $1,846,858 at September 30, 2008 and at December 31, 2007, respectively)	2,744,938	7,329,904
Accumulated other comprehensive income	981,572	755,565

TOTAL SHAREHOLDER’S EQUITY	9,157,039	13,316,821
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$73,987,720	$62,624,141

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS

 OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007	2008	2007

REVENUES, NET	$11,885,458	$7,373,770	$29,988,617	$18,687,283

COST OF GOODS SOLD	(4,958,239)	(3,557,685)	(13,379,985)	(9,740,952)

GROSS PROFIT	6,927,219	3,816,085	16,608,632	8,946,331

Selling and distribution	2,454,275	1,387,818	6,316,020	3,515,776

General and administrative	1,615,263	991,216	4,545,663	3,006,799

Compensation to minority shareholder	-	-	1,033,358	-

Provision for uncollectibility of receivable for guarantee	-	-	7,053,432	-

Research and development	326,340	74,514	948,838	238,159

INCOME (LOSS) FROM OPERATIONS	2,531,341	1,362,537	(3,288,679)	2,185,597

OTHER INCOME (EXPENSES)

Interest expense, net	(580,765)	(465,282)	(1,902,734)	(1,180,813)

Government grants	29,140	46,131	100,668	95,998

Gain on sale of marketable securities	-	-	-	120,356

Other, net	(40,865)	(13,935)	107,437	(133,333)

INCOME (LOSS) BEFORE INCOME TAX	1,938,851	929,451	(4,983,308)	1,087,805

INCOME TAX BENEFIT (EXPENSE)	936,153	(153,182)	1,249,497	(191,349)

INCOME (LOSS) BEFORE MINORITY INTERESTS	2,875,004	776,269	(3,733,811)	896,456

MINORITY INTERESTS	(585,323)	(257,208)	(851,155)	(563,068)

NET INCOME (LOSS)	2,289,681	519,061	(4,584,966)	333,388

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	72,001	22,152	226,007	362,600

OTHER COMPREHENSIVE INCOME	72,001	22,152	226,007	362,600

COMPREHENSIVE INCOME (LOSS)	$2,361,682	$541,213	$(4,358,959)	$685,988

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	27,000,000	27,000,000	27,000,000	27,000,000

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$0.08	$0.02	$(0.17)	$0.01

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	For the Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,584,966)	$333,388
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,009,294	1,476,339
Provision for doubtful accounts	272,813	16,455
Write down of inventories	38,551	-
Amortization of discount on notes receivable	(47,023)	(64,228)
(Gain) loss from disposal of fixed assets	(52,227)	28,146
Amortization of deferred compensation	13,440	-
Deferred taxes	(1,967,777)	(81,554)
Gain on sale of marketable securities	-	(120,356)
Provision for uncollectibility of receivable for guarantee	7,053,432	-
Minority interests’ share of net income	851,155	563,068

Changes in operating assets and liabilities, net of effects of acquisition:

(Increase) Decrease In:
Accounts receivable	(807,250)	5,566,175
Inventories	(1,661,910)	(1,319,475)
Advances from related parties	(8,217)	(45,322)
Other receivables, prepaid expenses, and other assets	(578,717)	(64,328)
Due from employees	92,707	(989,935)
Prepayments for goods	82,712	(4,590)

Increase (Decrease) In:
Accounts payable	466,350	(885,626)
Other payables and accrued liabilities	1,635,464	441,287
Advance for research and development	457,206	(105,099)
Taxes payable	50,406	(290,719)
Customer deposits	968,577	727,669
Net cash provided by operating activities	4,284,020	5,181,295

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(1,088,957)	(1,924,724)
Purchases of construction in progress	(2,057,471)	(206,699)
Proceeds from sale of equipment	18,833	-
Deposit for long-term investment	-	(2,578,149)
Deposit for plant and equipment	(629,662)	(751,871)
Repayments of notes receivable	318,192	973,320
Issuances of notes receivable	(422,715)	(2,312,740)
Proceeds from sale of marketable securities	-	376,481
Proceeds from disposal of patent	-	101,188
Proceeds from disposal of investment	-	96,035
Payment under guarantee of debt	(7,053,432)	-
Purchase of a subsidiary, net of cash acquired	53,999	-
Net cash used in investing activities	(10,861,213)	(6,227,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	16,318	(432,996)
Proceeds from short-term debt	30,011,233	23,290,420
Repayments of short-term debt	(30,388,825)	(20,186,602)
Proceeds from long-term debt	8,169,100	-
Payment to minority shareholder	(112,727)	-
Net cash provided by financing activities	7,695,099	2,670,822

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,117,906	1,624,958

Effect of exchange rate changes on cash	(1,238,894)	(48,474)
Cash and cash equivalents at beginning of period	8,399,306	6,116,816

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,278,318	$7,693,300

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$1,060,555	$610,430
Interest paid	$1,749,385	$1,050,689

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.	During the nine months ended September 30, 2008 and 2007, $0 and $46,600, respectively was transferred from deposits to patents.

2.	During the nine months ended September 30, 2008 and 2007, $425,309 and $97,783, respectively was transferred from deposits to plant and equipment.

3.	During the nine months ended September 30, 2008 and 2007, $155,190 and $33,790, respectively was transferred from construction in progress to plant and equipment.

4.	During the nine months ended September 30, 2008, $9,492,709 was transferred from deposit to acquire subsidiary.

5.

On April 23, 2008, Hangzhou Aida Pharmaceutical Co., Ltd. (“HAPC”) and Fangyuan acquired 43% and 55% interest of Jiangsu Institute of Microbiology Co., Ltd. (“JSIM”) for $9,744,545 in cash and JSIM became a 98% owned subsidiary of the Company.  The following represents the assets purchased and liabilities assumed at the acquisition date based on a valuation from a third party:

Land use right, net	$592,003
Patents, net	11,102,550
Plant and equipment, net	569,072
Cash and cash equivalents	305,835
Accounts receivable, net	161,753
Other receivables and prepayments	69,492
Other assets	743,726
Total assets purchased	$13,544,431

Other payable and accrued liabilities	(834,349)
Deferred taxes	(2,406,416)
Other liabilities	(360,253)
Total liabilities assumed	$(3,601,018)

Total net assets	$9,943,413

Share percentage	98%

Net assets acquired	$9,744,545

Total consideration paid (including the a deposit of $9,492,709 in prior years)	$9,744,545

See accompanying notes to condensed consolidated financial statements.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

 (UNAUDITED)

1.

ORGANIZATION AND PRINCIPAL ACTIVITIES

On August 14, 2008, Jiangyin Hi-tech Development Co., Ltd. (“Jiangyin”), a minority shareholder of Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”), purchased newly issued registered capital of Fangyuan for cash of $130,593.  The equity interest in Fangyuan by the Company decreased from 66% to 65% due to the dilutive effect of the transaction.

The primary operations of Aida Pharmaceuticals, Inc. and subsidiaries (the “Company” or “We”) are the development, production and distribution of cardiovascular and anti cancer drugs, in the form of powder for injection, liquid for intravenous injection, capsule, tablet, ointment, etc., within the People’s Republic of China (“PRC”).

2.

BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 8 of Regulation S-X.. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company’s Annual Report Form 10-KSB.  These interim financial statements should be read in conjunction with that report.

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

(v)

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”) (65% subsidiary of HAPC) ;

(vi)

Shanghai Qiaer Bio-Technology Co., Ltd. (“Qiaer”) (77.5% subsidiary of HAPC) ;

(vii)

Jiangsu Institute of Microbiology Co., Ltd.(“JSIM”) (55% subsidiary of Fangyuan and 43% of

HAPC).

Inter-company accounts and transactions have been eliminated in consolidation.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

 (UNAUDITED)

4.

CONCENTRATIONS

The Company has major customers who accounted for the following percentages of total sales and total accounts receivable in 2008 and 2007:

	Sales		Accounts Receivable
Major Customers	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	September 30, 2008	December 31, 2007

Company A	-	25%	-	30%
Company B	-	5%	-	2%
Company C	-	2%	-	2%
Company D	11%	-	4%	-
Company E	12%	-	5%	-
Company F	4%	-	8%	-
Company G	4%	-	3%	-

The Company has major suppliers who accounted for the following percentage of total purchases and total accounts payable in 2008 and 2007:

	Purchases		Accounts Payable
Major Suppliers	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	September 30, 2008	December 31, 2007

Company H	29%	11%	15%	12%
Company I	11%	9%	14%	5%

The sole market of the Company is the PRC for the nine months ended September 30, 2008 and 2007.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

	September 30, 2008	December 31, 2007	September 30, 2007
Period end RMB: US$ exchange rate	6.8551	7.3046	7.5108
Average period RMB: US$ exchange rate	7.0799	7.5567	7.6598

7.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, due to/from related parties, other receivables and prepaid expenses, due to employees, prepayments for goods, accounts payable, other payable and accrued liabilities, accrued expenses, debt, taxes payable and customer deposits.  Management has estimated that the carrying amount approximates fair value due to their short-term nature. The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities.  The Company’s fair value of long-term debt was not significantly different from the carrying value at September 30, 2008.

8.

BASIC INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive securities outstanding for the periods presented.

9.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (R), Business Combinations. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R). SFAS 141 (R) will significantly affect the accounting for future business combinations and the Company will determine the accounting as new combinations occur.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

10.

NOTES RECEIVABLE

Notes receivable consist of the following:

Notes receivable from unrelated companies:
	September 30, 2008 (Unaudited)	December 31, 2007

Due January 29, 2008	$-	$23,216
Due January 9, 2008	-	27,473
Due December 31, 2007	-	24,907
Due December 31, 2007	-	7,589
Due January 26, 2008	-	20,535
Due April 30, 2008	-	13,691
Due October 31, 2008 (subsequently settled)	771,574	724,094
Due November 30, 2008	56,356	52,888
Due December 15, 2008	72,938	68,450
Due December 31, 2008	35,546	23,796
Due October 13, 2008 (subsequently settled)	1,459	-
Due December 15, 2008	53,671	50,368
Due November 10, 2008 (subsequently settled)	128,076	-
Due April 1, 2009	26,540	-
Subtotal	1,146,160	1,037,007
Less: Discount	7,125	49,518
Total notes receivable, net	$1,139,035	$987,489

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

 (UNAUDITED)

10.

NOTES RECEIVABLE (CONTINUED)

Notes receivable are interest-free and unsecured.

In 2007, interest-free notes were provided to companies for their assistance in developing distribution channels and new markets for the Company. The Company recorded selling and distribution expense and a discount on the notes receivable of $130,793 based on the present value of the notes receivable using a 7% discount rate.

For the nine months ended September 30, 2008 and 2007, $45,500 and $64,228, respectively of interest income was recognized in the accompanying condensed consolidated statements of operations from the amortization of the discount.

11.

INVENTORIES

Inventories consist of the following:

	September 30, 2008 (Unaudited)	December 31, 2007

Raw materials	$1,692,170	$1,519,854
Work-in-progress	890,545	1,036,717
Finished goods	2,882,556	1,281,088
Total inventories	$5,465,271	$3,837,659

12.

PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	September 30, 2008 (Unaudited)	December 31, 2007
At cost:
Buildings	$11,126,332	$9,865,299
Machinery	14,188,069	12,465,740
Motor vehicles	1,238,140	912,448
Office equipment	1,125,980	912,979
Leasehold improvements	524,579	476,691
	28,203,100	24,633,157
Less: Accumulated depreciation
Buildings	2,216,290	1,758,316
Machinery	5,712,464	4,748,325
Motor vehicles	622,314	452,541
Office equipment	608,165	542,518
Leasehold improvements	426,171	378,819
	9,585,404	7,880,519
Plant and equipment, net	$18,617,696	$16,752,638

The net book value of buildings and machinery pledged for certain bank loans at September 30, 2008 and December 31, 2007 is $5, 275, 208 and $5,070,294, respectively.  Also see Note 16.

Depreciation expense for the nine months ended September 30, 2008 and 2007 is $1,001,685 and $1,147,349 respectively.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

 (UNAUDITED)

13.

LAND USE RIGHTS

Land use rights consist of the following:

	September 30, 2008 (Unaudited)	December 31, 2007

Cost	$4,564,892	$3,945,385
Less: Accumulated amortization	361,011	280,670
Land use rights, net	$4,203,881	$3,664,715

Amortization expense for the nine months ended September 30, 2008 and 2007 is $71,631 and $58,429 respectively.

Amortization expense for the next five years and thereafter is as follows:

2008 within one year	$25,365
2009	101,461
2010	101,461
2011	101,461
2012	101,461
Thereafter	3,772,672
Total	$4,203,881

The net book value of the land use rights pledged bank loans at September 30, 2008 and December 31, 2007 is $4,109,325 and $2,314,771, respectively.  Also, see Note 16.

14.

PATENTS

Patents consist of the following:

	September 30, 2008 (Unaudited)	December 31, 2007

Cost	$17,901,568	$6,446,568
Less: Accumulated amortization	2,022,103	1,086,125
Patents, net	$15,879,465	$5,360,443

During the nine months ended September 30, 2008, the Company acquired in the acquisition of JSIM (see Note 23) a patent for “Etimicin”, for $11,102,550, which is amortized over its remaining beneficial period of approximately 10 years through April 2018 using the straight-line method.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

 (UNAUDITED)

14.

PATENTS (CONTINUED)

Amortization expense for the nine months ended September 30, 2008 and 2007 is $935,978 and $270,561, respectively.

Amortization expense for the next five years and thereafter is as follows:

2008 within one year	$446,271
2009	1,841,872
2010	1,795,381
2011	1,779,895
2012	1,576,798
Thereafter	8,439,248
Total	$15,879,465

15.

DEPOSITS

Deposits consist of the following:

	September 30, 2008 (Unaudited)	December 31, 2007

Deposits for patent	$648,222	$648,222
Deposits for plant and equipment	1,051,371	412,500
Deposits for acquisition	-	9,492,709
Total	$1,699,593	$10,553,431

During the nine months ended September 30, 2008, the Company paid $1,051,371 as deposits to acquire certain equipment.  Deposits of $412,500 were transferred to plant and equipment.

During the nine months ended September 30, 2008, deposits of $9,492,709 were transferred to long-term investment.

16.

SHORT –TERM DEBT

Short-term debt consists of the following:

Short-term bank loans	September 30, 2008 (Unaudited)	December 31, 2007
Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 15, 2008, monthly interest only payments at 7.524% per annum, secured by assets owned by the Company.	$-	$684,501

Loans from Industrial and Commercial Bank of China Qingchun Branch, due July 18, 2008, monthly interest only payments at 7.524% per annum, secured by assets owned by the Company.	-	958,300

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

 (UNAUDITED)

16.

SHORT –TERM DEBT (CONTINUED)

	September 30, 2008 (Unaudited)	December 31, 2007

Loans from Industrial and Commercial Bank of China Qingchun Branch, due August 8, 2008, monthly interest only payments at 7.524% per annum, secured by assets owned by the Company.	-	855,625

Loans from Industrial and Commercial Bank of China Qingchun Branch, due June 6, 2008, monthly interest only payments at 7.227% per annum, secured by assets owned by the Company.	-	1,369,000

Loans from Industrial and Commercial Bank of China Qingchun Branch, due December 3, 2008, monthly interest only payments at 7.227% per annum, secured by assets owned by the Company. Also see Notes 12 and 13.	1,458,768	-

Loans from Industrial and Commercial Bank of China Qingchun Branch, due June 18, 2008, monthly interest only payments at 7.227% per annum, secured by assets owned by the Company.	-	821,400

Loans from Industrial and Commercial Bank of China Qingchun Branch, due January 22, 2009, monthly interest only payments at 7.227% per annum, secured by assets owned by the Company. Also see Notes 12 and 13.	1,021,138	-

Loans from Industrial and Commercial Bank of China Qingchun Branch, due February 4, 2009, monthly interest only payments at 7.227% per annum, secured by assets owned by the Company. Also see Notes 12 and 13.	911,730	-

Loans from Industrial and Commercial Bank of China Qingchun Branch, due February 27, 2009, monthly interest only payments at 7.227% per annum, secured by assets owned by the Company. Also see Notes 12 and 13.	729,384	-

Loans from Industrial and Commercial Bank of China Qingchun Branch, due December 19, 2008, monthly interest only payments at 7.227% per annum, secured by assets owned by the Company. Also see Notes 12 and 13.	875,261	-

Loan from Bank of Communication Qingchun Branch, due March 29, 2008 monthly interest only payments at 6.7095% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd.	-	3,422,501

Loan from Bank of Communication Qingchun Branch, due March 5, 2008 monthly interest only payments at 6.8985% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd.	-	1,369,000

Loan from Bank of Communication Qingchun Branch, due March 26, 2008 monthly interest only payments at 6.8985% per annum, guaranteed by Nanwang Information Industry Group Co., Ltd.	-	1,369,000

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

 (UNAUDITED)

16.

SHORT –TERM DEBT (CONTINUED)

	September 30, 2008 (Unaudited)	December 31, 2007
Loan from Hangzhou Commercial Bank Gaoxin Branch due February 1, 2008, monthly interest only payments at 6.732% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	-	1,369,000

Loan from Bank of Communication Qingchun Branch due October 16, 2008, monthly interest only payments at 7.47% per annum, guaranteed by Xinchang Changxin Investment development Co., Ltd. (subsequently repaid on its due date)	2,188,152	-

Loan Bank of Communication Qingchun Branch due March 25, 2009, monthly interest only payments at 7.56% per annum, guaranteed by Xinchang Changxin Investment development Co., Ltd.	1,458,768	-

Loan Bank of Communication Qingchun Branch due April 7, 2009, monthly interest only payments at 7.47% per annum, guaranteed by Xinchang Changxin Investment development Co., Ltd.	1,458,768	-

Loan Bank of Communication Qingchun Branch due August 5, 2009, monthly interest only payments at 7.84% per annum, guaranteed by Xinchang Changxin Investment development Co., Ltd	2,188,152	-

Loan Bank of Communication Qingchun Branch due September 4, 2009, monthly interest only payments at 7.84% per annum, guaranteed by Xinchang Changxin Investment development Co., Ltd	2,188,152	-

Loan Bank of Communication Qingchun Branch due September 18, 2009, monthly interest only payments at 7.56% per annum, guaranteed by Xinchang Changxin Investment development Co., Ltd	1,458,768	-

Loan from Bank of China Kaiyuan Branch due April 27, 2008, monthly interest only payments at 7.3485% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	-	1,369,000

Loan from Bank of China Kaiyuan Branch due May 16, 2008, monthly interest only payments at 7.3485% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	-	684,501

Loan from Bank of China Kaiyuan Branch due May 9, 2008, monthly interest only payments at 7.3485% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	-	2,053,501

Loan from Evergrowing Bank Hangzhou Branch due June 4, 2009, monthly interest only payments at 7.8435% per annum, guaranteed by Zhejiang Guobang Chemicals Co., Ltd.	1,458,768	-

Loan from Evergrowing Bank Hangzhou Branch due June 4, 2008, monthly interest only payments at 7.3485% per annum, guaranteed by Xinchang Guobang Chemicals Co., Ltd.	-	2,053,501

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

 (UNAUDITED)

16.

SHORT –TERM DEBT (CONTINUED)

	September 30, 2008 (Unaudited)	December 31, 2007
Loans from Changzhou Commercial Bank, due May 28, 2008, monthly interest only payments at 8.541% per annum, secured by assets owned by the Company.	-	1,937,136

Loans from Changzhou Commercial Bank, due May 28, 2008, monthly interest only payments at 8.541% per annum, secured by assets owned by the Company.	-	1,211,565

Loans from Changzhou Commercial Bank, due May 27, 2009, monthly interest only payments at 8.964% per annum, secured by assets owned by the Company. Also see Notes 12.	1,455,850	-

Loans from Changzhou Commercial Bank, due May 27, 2009, monthly interest only payments at 8.964% per annum, secured by assets owned by the Company. Also see Notes 13.	2,191,069	-

Loans from Changzhou Communication Bank of China, due November 16, 2008, monthly interest only payments at 9.478% per annum, guaranteed by Changzhou High-Tech Development District Co., Ltd.	1,625,068	1,525,066

Loans from Changzhou Communication Bank of China, due November 23, 2008, monthly interest only payments at 9.478% per annum, guaranteed by Changzhou High-Tech Development District Co., Ltd.	415,748	390,165

Loans from Huaxia Bank, due September 17, 2008, monthly interest only payments at 8.020% per annum, guaranteed by Changzhou Huarun Material Co., Ltd.	-	2,738,001

Total short-term bank loans	$23,083,544	$26,180,763

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

 (UNAUDITED)

16.

SHORT –TERM DEBT (CONTINUED)

	September 30, 2008 (Unaudited)	December 31, 2007
Notes payable to banks:
Due November 7, 2008 (subsequently repaid on its due date)	$85,338	$98,568
Due November 6, 2008 (subsequently repaid on its due date)	54,704	-
Due February 18, 2009	1,458,768	-
Due June 27, 2008	-	98,568
Due March 14, 2008	-	102,675
Due February 23, 2008	-	684,500
Total notes payable to banks	1,598,810	885,743

Notes payable to unrelated non bank companies:
Due October 1, 2008, interest charged at 7.52% per annum (subsequently repaid on its due date)	583,507	547,601
Due April 6, 2008, interest at 7.26% per annum	-	684,500
Due December 31, 2007	-	273,800
Due September 30, 2009, interest at 7.02% per annum	1,877,371	-
Due December 31, 2008 interest at 7.02% per annum	583,508	273,800
Due February 20, 2009	1,458,768	-
Due June 3, 2009, interest at 7.918% per annum	729,383	-
Total notes payable to unrelated non bank companies	5,232,538	1,779,701

Notes payable to related party:
Due June 30, 2008, interest at 7.02% per annum	-	821,399
Due June 24, 2009	364,689	-
Due November 20, 2008	175,052	-
Due December 30, 2007, interest at 9.00% per annum (in default)	729,384	684,500
Total notes payable to related party	1,269,125	1,505,899

Total short-term debt	$31,184,017	$30,352,106

All the notes payable to banks are subject to bank charges of 0.05% of the principal as a commission on each loan transaction. Bank charges for notes payable were $10,740 and $7,850 for the nine months ended September 30, 2008 and 2007, respectively.

The note payable in default to a related party is due to Shanghai Panasia Strategy Investment Co., Ltd.  This company is controlled by a shareholder of the Company.  Accrued interest in default of $131,930 is included in other payables and accrued liabilities at September 30, 2008.  See Note 24 (b).

Restricted cash of $869,426 is held as collateral for the following notes payable to banks at September 30, 2008:

Due November 6, 2008	$54,704
Due November 7, 2008	85,338
Due February 18, 2009	1,458,768
Total	$1,598,810

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

 (UNAUDITED)

17.

LONG–TERM DEBT

Long-term debt consists of the following:

Bank loans:	September 30, 2008 (Unaudited)	December 31, 2007
Loan from Bank of Communication Qingchun Branch due March 23, 2010, monthly interest only payments at 7.56% per annum, guaranteed by Chanxin Investment Development Co., Ltd.	$5,105,688	$-

Loan from Union Bank due March 27, 2010, monthly interest only payments at 7.56% per annum, guaranteed by Chanxin Investment Development Co., Ltd.	1,896,398	-

Loans from Communication Bank of China Changzhou Branch, due November 3, 2008, monthly interest only payments at 6.7272% per annum, guaranteed by Changzhou High-Tech Development District Co., Ltd. (subsequently repaid on its due date)	1,369,000	1,369,000

Loans from National Development Bank of China Hainan Branch, due July 17, 2013, monthly interest only payments at 7.740% per annum, secured by assets owned by the Company. Also see Notes 12.	1,167,014	-

Total long-term bank loans	9,538,100	1,369,000
Less: current portion	(1,369,000)	(1,369,000)
Long-term portion	$8,169,100	$-

Notes payable to related company:
Due December 31, 2009, interest at 7.02% per annum, guaranteed by Donghong Taisheng Co., Ltd	$437,630	$384,187
Notes payable to unrelated company:
Due February 20, 2009, interest at 1% per annum and unsecured	-	1,262,947
Total notes payable	437,630	1,647,134
Total long-term debt	$8,606,730	$1,647,134

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

Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2008, the Company does not have a liability for unrecognized tax benefits.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

 (UNAUDITED)

18.

TAXES (CONTINUED)

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2005. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these Net Operating Losses ("NOLs") and tax credit carry forwards may be utilized in future periods, they remain subject to examination. The Company also files certain tax returns in China. As of September 30, 2008 the Company was not aware of any pending income tax examinations by China tax authorities.  The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Income tax (benefit) expense is summarized as follows:

	For the Nine Months Ended September 30, (Unaudited)
	2008	2007
Current:
Provision for corporation income tax	$718,280	$272,903
	718,280	272,903
Deferred:
Provision for corporation income tax	(1,967,777)	(81,554)
	(1,967,777)	(81,554)

Income tax (benefit) expense	$(1,249,497)	$191,349

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

 (UNAUDITED)

18.

TAXES (CONTINUED)

The Company’s income tax expense differs from the “expected” tax (benefit) expense for the nine months ended September 30, 2008 and 2007 (computed by applying the CIT rate of 25 percent to (benefit) income before income taxes) as follows:

	For the Nine Months Ended September 30, (Unaudited)
	2008	2007

Computed “expected” (benefit) expense	$(1,245,827)	$287,181
Effect of favorable tax rates	795,569	(4,391)
Valuation allowance	33,834	21,435
Permanent differences	(670,615)	(81,554)
Tax exemptions	(162,458)	(31,322)

Income tax (benefit) expense	$(1,249,497)	$191,349

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities are as follows:

	September 30, 2008 (Unaudited)	December 31, 2007
Deferred tax assets:
Current portion:
Consulting and audit expenses	$88,736	$96,384
Selling and distribution expenses	354,874	174,608
Bad debt provision	246,755	102,963
Provision of receivable for guarantee	1,858,668	-
Other	62,977	58,887
Less: valuation allowance	(32,395)	(17,988)
Subtotal	2,579,615	414,854

Non-current portion:
Depreciation	74,743	5,875
Impairment and amortization	77,576	60,844
Bad debt provision	-	411
Research and development costs	129,403	129,403
Other	3,876	42,307
Less: valuation allowance	(60,640)	(41,213)
Subtotal	224,958	197,627

Total deferred tax assets	2,804,573	612,481

Deferred tax liabilities:
Current portion:
Sales cut-off	88,348	101,992
Other	41,293	42,463
Subtotal	129,641	144,455

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

 (UNAUDITED)

18.

 TAXES (CONTINUED)

	September 30, 2008 (Unaudited)	December 31, 2007
Non-current portion:
Subsidy income	192,105	192,105
Depreciation	150,760	48,132
Unrealized gains from foreign currency translation	219,261	219,261
Intangible assets acquired	3,019,895	481,546
Other	33,581	29,011
Subtotal	3,615,602	970,055

Total deferred tax liabilities	3,745,243	1,114,510

Net deferred liabilities	$940,670	$502,029

(b)  Tax Holiday Effect

For 2008 and 2007 the PRC corporate income tax rate was 25% and 33%, respectively. Certain subsidiaries of the Company are entitled to tax exemptions or lower tax rates (tax holidays) for the nine months ended September 30, 2008 and 2007.

(Loss) income before income tax (benefit) expense of $(4,983,308) and $1,087,804 for the nine months ended September 30, 2008 and 2007 respectively was attributed to subsidiaries with operations in China. Income tax (benefit) expense related to China income for the nine months ended September 30, 2008 and 2007 is $(1,249,497) and 191,349 respectively.

The combined effects of the income tax expense exemptions and reductions available to the Company for the nine months ended September 30, 2008 and 2007 are as follows:

	For The Nine Months Ended September 30, (Unaudited)
	2008	2007
Tax holiday effect	$(633,111)	$35,713
Basic net income per share effect	$(0.02)	$0.00

(c)  Value Added Tax (“VAT”)

Enterprises or individual who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with Chinese Laws.  The value added tax standard rate is 17% of the gross sale price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products.

The VAT payable of $413,088 and $319,085 at and September 30, 2008 and December 31, 2007, respectively, are included in other payables and accrued expenses in the accompanying condensed consolidated balance sheets.

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

 (UNAUDITED)

19.

COMPENSATION TO MINORITY SHAREHOLDER

In 2008, a consolidated subsidiary incurred $1,033,358 of expenses, which were paid to a minority shareholder of that subsidiary. Of the total, $706,230 was compensation for assistance in developing distribution channels and new markets and $327,128 was paid for support to the subsidiary’s operations in 2007 and 2006 and was based on changes in its assets related to that support.

20.

PAYMENT TO MINORITY SHAREHOLDER

During the nine months ended September 30, 2008, Fangyuan, a subsidiary of the Company, distributed $243,320 of previously earned minority interests to Jiangyin Hi-tech Development Co., Ltd., a minority shareholder of Fangyuan.

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

On January 28, 2007, the Company sold the marketable securities for $375,663 resulting in a gain of $119,538 which was included in the condensed consolidated statement of income (loss) and comprehensive income for the nine months ended September 30, 2007.

22.

PROVISION FOR UNCOLLECTIBILITY OF RECEIVABLE FOR GUARANTEE

On September 26 and November 9, 2007, HAPC entered into guarantee contracts to serve as guarantor of bank loans amounting to $2,848,110 and $2,136,083 respectively to a third-party, Nanwang Information Industry Group Co., Ltd. (“Nanwang”) from Bank of Communication Hangzhou Branch. Under the guarantee contract, HAPC shall perform all obligations of Nanwang under the loan contract if Nanwang fails to perform such obligations. On March 25, 2008, Bank of Communication Hangzhou Branch demanded Nanwang repay the loans and outstanding interest because Nanwang defaulted on its interest payments. Consequently, as guarantor, HAPC had to repay $5,105,536 for Nanwang.

Also, on June 15, 2007, HAPC entered into a guarantee contract to serve as guarantor of a bank loan amounting to $2,136,083 to Nanwang from Union Bank Hangzhou Branch. Under the guarantee contract, HAPC shall perform all obligations of Nanwang under the loan contract if Nanwang fails to perform its obligations therein. On March 28, 2008, Union Bank Hangzhou Branch demanded Nanwang repay the loan and outstanding interest because Nanwang defaulted on its interest payments. Consequently, HAPC, as guarantor, had to repay $1,939,587.

HAPC commenced legal proceedings in the middle court of Hangzhou to recover all the amounts paid on behalf of Nanwang on April 15, 2008. According to the ruling of the local court dated April 22, 2008, assets of Nanwang with an estimated value of $7,053,432 have been seized and sequestered pending resolution of the said litigation proceeding. On May 20, 2008, the middle court of Hangzhou announced Nanwang as insolvent and the liquidation process commenced immediately.  Consequently, the litigation proceeding commenced on April 15, 2008 was closed.  The Company considers the loan and the outstanding interest paid on behalf of Nanwang of $7,053,432 is unlikely to be collected given their financial position, and therefore a full allowance was made for the total balance of $7,053,432 and was reflected in the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2008

AIDA PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

 (UNAUDITED)

23.

BUSINESS COMBINATION

On April 23, 2008, HAPC, the Company’s subsidiary, acquired a 98% interest of Jiangsu Institute of Microbiology Co., Ltd. (“JSIM”) for $9,744,545 in cash. The financial results of JSIM have been consolidated in the accompanying condensed consolidated financial statements of the Company from the date of acquisition.

The following represents the assets purchased and liabilities assumed at the acquisition date based on a valuation from a third party:

Land use right, net	$592,003
Patents, net	11,102,550
Plant and equipment, net	569,072
Cash and cash equivalents	305,835
Accounts receivable, net	161,753
Other receivables and prepayments	69,492
Other assets	743,726
Total assets purchased	$13,544,431

Other payable and accrued liabilities	(834,349)
Deferred taxes	(2,406,416)
Other liabilities	(360,253)
Total liabilities assumed	$(3,601,018)

Total net assets	$9,943,413

Share percentage	98%

Net assets acquired	$9,744,545

Total consideration paid (including the a deposit of $9,492,709 in prior years)	$9,744,545

The following is the pro forma net income (loss) and basic and diluted net income (loss) per share of the Company for the nine months ended September 30, 2008 and 2007 assuming the acquisition was completed on January 1, 2008 and 2007:

	For the Nine Months Ended September 30, (Unaudited)
	2008	2007
Net (loss) income	$(4,567,399)	$290,721

Net (loss) income per share, basic and diluted	$(0.17)	$0.01

AIDA PHARMACEUTICALS, INC.

(FORMERLY BAS CONSULTING, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

 (UNAUDITED)

24.

COMMITMENTS AND CONTINGENCIES

(a)  Lease Commitment

The Company occupies plant and office space leased from third parties. Accordingly, for the nine months ended September 30, 2008 and 2007, the Company recognized rental expense for these spaces of 514,637 and $312,696, respectively.

As of September 30, 2008, the Company has outstanding commitments with respect to non-cancelable operating leases for real estate, which fall due as follows:

Period Ending September 30,	Amount
2008 within one year	$74,738
2009	232,466
2010	232,466
2011	232,466
2012	232,466
Thereafter	1,326,543
Total	$2,331,145

(b)  Contingencies

In January 2007, the Company was sued by Jiangying Xinqiao Construction Co., Ltd for an overdue construction payment of $243,318. The local judge held a court in April, 2007 and the case is still in progress.  The Company believes the claim is without merit and plans to vigorously contend the claim. As such, there is no contingent accrual at September 30, 2008.

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

On July 6, 2007, HAPC entered into a guarantee contract to serve as guarantor for all the bank loans borrowed during the period from July 6, 2007 to December 31, 2008 by Xinchang Guobang Chemical Co., Ltd. (“XGCC”), a company controlled by the director of HAPC, from Bank of Communications with a maximum guarantee amount of $3,275,327.  Under this guarantee contract, HAPC shall perform all obligations of XGCC under the loan contract if XGCC fails to perform its obligations as set forth in the loan contract.

On November 8, 2008, legal proceedings were instituted against the Company by Shanghai Panasia Strategy Investment Co., Ltd. in Changning District, Shanghai for an overdue loan and outstanding interest of $861,314. Shanghai Panasia Strategy Investment Co., Ltd. is controlled by a 16.57% shareholder of the Company. The local judge will hold a court for trial on December 1, 2008.  The Company has recorded the loan and accrued the outstanding interest balance of $861,314 as of September 30, 2008. As such, there is no contingent accrual at September 30, 2008. Also see Note 16.

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

GENERAL

Aida Pharmaceuticals Inc. (formerly known as BAS Consulting, Inc.) (the “Company” or “We”) was incorporated in the State of Nevada on December 18, 2002 (inception).  We attempted to operate as a consulting firm and were not successful.  We  then began to seek an acquisition candidate and on December 8, 2005, we completed and closed the Share Exchange Agreement (the “Agreement”) dated as of June 1, 2005 by and among BAS Consulting, Inc., Earjoy Group Limited, a British Virgin Islands international business company (“Earjoy”), and the shareholders of Earjoy (the “Earjoy Shareholders”).  A copy of the Agreement was previously filed as an Exhibit to our Current Report on Form 8-K dated June 1, 2005 as filed with the Securities and Exchange Commission (the “SEC”) on June 15, 2005.

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

Our headquarters are located in Hangzhou, the People’s Republic of China (“PRC”).

Subsidiaries

We have the following subsidiaries:

•

Earjoy Group Limited, (“Earjoy”)

•

Hangzhou Aida Pharmaceutical Co., Ltd (“Hangzhou Aida”);

•

Hangzhou Boda Medical Research and Development Co., Ltd. (“Boda”);

•

Hainan Aike Pharmaceutical Co., Ltd. (“Aike”);

•

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”);

•

Shanghai Qiaer Bio-technology Co., Ltd. (“Qiaer”); and

•

Jiangsu Institute of Microbiology Co., Ltd. (“JSIM”)

Earjoy is an investment holding company.

Hangzhou Aida has been in operation since March 1999 and was established as a limited liability company under the laws of the PRC on March 26, 1999.  On December 23, 2004, Earjoy entered into a Share Purchase Agreement with Best Nation Investment Co., Ltd. for the acquisition by Earjoy of 100% of all interests in Hangzhou Aida.

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

Fangyuan is a 65% owned subsidiary of Hangzhou Aida. Fangyuan is sole supplier of raw material for Etimicin and is also a major producer of the liquid type of Etimicin “ChuangCheng”.

On August 8, 2006, Hangzhou Aida purchased 77.5% of the outstanding shares of Qiaer  collectively from Zhejiang Pharmaceutical Co., Ltd , Shanghai Handsome Biotech Co., Ltd and Zhongtuo Times Investment Co., Ltd.   Qiaer was founded in 2001 and is located in the Zhangjiang Hi-tech development zone in Shanghai, PRC.  The key product of Qiaer is rh-Apo21, a pioneering potential biopharmaceutical therapy with genetic engineering techniques used for cancers. Qiaer has applied for three patents from the PRC government authority, two of which has been granted with the other one in process. The Phase I and Phase II clinical trials of rh-Apo2l have been successfully completed.

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

AIDA Pharmaceuticals Inc.
100%
Earjoy Group Limited
100%
Hangzhou AIDA Pharmaceutical Co., Ltd.
100%
60.61%
65%
77.5%
Hangzhou Boda Medical Research and Development Co., Ltd.
Hainan Aike Pharmaceutical Co., Ltd.
Changzhou Fangyuan Pharmaceutical Co., Ltd.
Shanghai Qiaer Bio-technology Co., Ltd.
95%
55%
43%
Yangpu Aike Pharmaceutical Co., Ltd.
Jiangsu Institute of Microbiology Co., Ltd.

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

For the three months ended September 30, 2008, management of the Company provided a reserve on its accounts receivable to reflect management’s expectation on the collectability of aged accounts receivable. Management’s estimation of the reserve on accounts receivable at September 30, 2008 was based on the current facts that there are aged accounts receivable. Management has assessed the customers’ ability to continue to pay the outstanding invoices timely, and whether their financial position will deteriorate significantly in the future which would result in their inability to pay their debts to the Company.

For the three months ended September 30, 2008, we had made no impairments for long-lived assets. Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". We also periodically evaluate the amortization periods of our depreciable assets to determine whether subsequent events and circumstances warrant revised estimates of the useful lives.

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

In December 2007, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (R), Business Combinations. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R). SFAS 141 (R) will significantly affect the accounting for future business combinations and the Company will determine the accounting as new combinations occur.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

The following table sets forth selected statements of income data as a percentage of revenue for the three months indicated.

	Three months Ended September 30,
	2008	2007

Revenue, net	100.00%	100.00%
Cost of goods sold	(41.72)%	(48.25)%
Gross margin	58.28%	51.75%
Research and development	(2.75)%	(1.01)%
Selling and distribution	(20.65)%	(18.82)%
General and administrative	(13.59)%	(13.44)%
Other income (expense)	(4.98)%	(5.87)%
Income taxes	7.88%	(2.08)%
Minority interests	(4.92)%	(3.49)%
Net income	19.26%	7.04%

Revenues, Cost of Goods Sold and Gross Profit

Revenue for the three months ended September 30, 2008 was $11,885,458 an increase of $4,511,688 or 61.19% from $7,373,770 for the three months ended September 30, 2007. The net increase in sales revenue from our group of companies engaging in the production of different types of Etimicin for the third quarter of 2008 and 2007 is set forth below:

	Three months ended September 30,
Company	2008	2007	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co., Ltd (“Hangzhou Aida”) specializes in the production of Etimicin powder	$3,584,839	$2,524,765	$1,060,074

Hainan Aike Pharmaceutical Co., Ltd (“Aike”) specializes in the production of Etimicin transfusion	5,121,601	3,069,379	2,052,222

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”) specializes in the production of Etimicin injection	3,143,915	1,779,626	1,364,289

Shanghai Qiaer Bio-Technology Co., Ltd.(“Qiaer”)	17,346	-	17,346

Jiangsu Institute of Microbiology Co., Ltd (“JSIM”)	17,757	-	17,757

TOTAL	$11,885,458	$7,373,770	$4,511,688

For the three months ended September 30, 2008, the sales of Hangzhou Aida was $3,584,839, an increase of $1,060,074 or approximately 41.99% from $2,524,765 for the same period in 2007. The increase is mainly attributable to an increase in sales of Etimicin powder product, “Aida”.

For the three months ended September 30, 2008, the sales of Hainan Aike increased by $2,052,222 or 66.86% as compared to the same period of 2007. The increase in sales can mainly be accounted for an increase in sales of the Etimicin transfusion product, “Aiyi”.

For the three months ended September 30, 2008, the sales of Fangyuan increased by $1,364,285 or 76.66% as compared to the same period of 2007. The increase in sales is the result of the intense marketing and promotion programs of the Etimicin injection product, “Chuangcheng”.

The cost of goods sold for the first quarter ended September 30, 2008 was $4,958,239 an increase of $1,400,554 or 39.37% from $3,557,685 for the year 2007. The increase in cost of goods sold can be analyzed as follows:

	Three months ended September 30,
Companies	2008	2007	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co., Ltd. (“Hangzhou Aida”) specializes in the production of Etimicin powder	$1,195,530	$846,239	$349,291

Hainan Aike Pharmaceutical Co., Ltd. (“Aike”) specializes in the production of Etimicin transfusion	2,744,541	1,941,099	803,442

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”) specializes in the production of Etimicin injection	1,002,877	770,347	232,530

Shanghai Qiaer Bio-Technology Co., Ltd.(“Qiaer”)	14,192	-	14,192

Jiangsu Institute of Microbiology Co., Ltd (“JSIM”)	1,099	-	1,099

TOTAL	$4,958,239	$3,557,685	$1,400,554

The cost of goods sold of Hangzhou Aida for the three months ended September 30, 2008 increased by $349,291, or   approximately 41.28% compared to $846,239 for the same period in 2007. The increase in the cost of goods sold can mainly be accounted for by an increase in sales by 41.99%.

The cost of goods sold of Aike for the three months ended September 30, 2008 was $2,744,541, an increase of $803,442, or approximately 41.39% compared to the same period in 2007. The increase is in tandem with the increase in sales.

The cost of goods sold of Fangyuan for the three months ended September 30, 2008 was 1,002,877, an increase of $232,530 or 30.19%, compared to $770,347 for the same period in 2007. The increase is mainly due to the increase in its sales.

Compared to the three months ended September 30, 2007, the percentage gross profit margin for our Company increased from 51.75% to 58.28% for the three months ended September31, 2008.

Research and Development

Compared with research and development cost of $74,514 for the three months ended September 30, 2007, research and development cost was $326,340 for the same period in 2008 and mainly represented costs incurred for the Phase II clinical trials and preparation of Phase III clinical trials for Rh-Apo2l.

Selling and Distribution

Selling and distribution expenses increased from $1,387,818 for the three months ended September 30, 2007 to $2,454,275 for the same period this year. A breakdown of our expenses is set forth below:

	Three months ended September 30,
Breakdown of Expenses	2008	2007	Increase/ (Decrease)

Traveling expenses	$808,035	$422,580	$385,455
Office expenses	610,051	202,815	407,236
Payroll	150,281	131,087	19,194
Conference fees	170,326	76,869	93,457
Rent	174,886	83,906	90,980
Entertainment	236,182	157,452	78,730
Transportation expenses	124,898	94,898	30,000
Other expenses	179,616	218,211	(38,595)

TOTAL	$2,454,275	$1,387,818	$1,066,457

For the three months ended September 30, 2008 traveling expenses and office expenses increased by $385,455 and $407,236 respectively, compared with the same period last year. The increase was mainly in tandem with the increase in sales of 61.19%.

Compared with the rent expense of $83,906 for the three months ended September 30, 2007, the rent expenses for the three months ended September 30, 2008 was $174,886, of which $153,858 was the rent expense of Aike’s offices, including Beijing, Shangdong and Henan.

General and Administrative

General and administrative expenses increased by $624,047 or approximately 62.96% from $991,216 for the three months ended September 30, 2007 to $1,615,263 for the same period this year. A breakdown of general and administrative expenses for the three months ended September 30, 2008 and 2007 is as follows:

	Three months ended September 30,
Breakdown of Expenses	2008	2007	Increase/ (Decrease)

Traveling expenses	$117,852	$27,679	$90,173
Office expenses	77,235	58,945	18,290
Payroll	147,799	97,654	50,145
Labor union & education & staff welfare	138,729	132,601	6,128
Amortization of intangible assets	454,493	163,064	291,429
Consultancy fees	48,753	70,783	(22,030)
Entertainment	137,911	37,810	100,101
Depreciation	68,071	119,681	(51,610)
Bad debt provision	139,608	81,198	58,410
Other expenses	284,812	201,801	83,011

TOTAL	$1,615,263	$991,216	$624,047

Amortization of intangible assets of $454,493 for the three months ended September 30, 2008 increased by $291,429 or 178.72% from $163,064 for the same period last year. The increase was due to an increase in the amortization of intangible assets of $293,336 incurred by JSIM, which was just acquired in April this year.

Bad debt provision of $139,608 for the three months ended September 30, 2008 increased by $58,410 from $81,198 for the same period last year. The increase was due to an increase in the bad debt provision of $195,414 incurred by Aike.

For the third quarter ended September 30, 2008, the Company incurred $137,911 in entertainment expenses as compared to $37,810 for the same period last year. The increase was due to the increase in the entertainment expenses of $46,583 and $48,368 incurred by Aike and Fangyuan, respectively.

Other Income (Expenses)

Other expenses increased from $433,086 for the three months ended September 30, 2007 to $592,490 for the same period this year. A breakdown of our other income (expenses) for the three months ended September 30, 2008 and 2007 is as follows:

	Three months Ended September 30,
Breakdown of other income/(expenses)	2008	2007	Increase/ (Decrease)

Interest expense, net	$(580,765)	$(465,282)	$(115,483)
Government grants	29,140	46,131	(16,991)
Other (loss) income, net	(40,865)	(13,935)	(26,930)

TOTAL	$(592,490)	$(433,086)	$(159,404)

Interest expense for the three months ended September 30, 2008 increased by $115,483 from $465,282 for the same period last year. The increase is mainly due to the increase both in the interest from the borrowing and in the bank borrowings.

Government grants for the three months ended September 30, 2008 represented subsidies from the government was amounted to $29,140, as compared to $46,131 for the same period last year.

Income Tax

Income tax benefit was $936,153 for the three months ended September 30, 2008, as compared to income tax expense of $153,182 for the same period last year.

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

Net Income

In the third three months of 2008, net income was $2,289,681, an increase of $1,770,620 from $519,061 for the same period in 2007.

NINE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

The following table sets forth selected statements of income data as a percentage of revenue for the six months indicated.

	Nine Months Ended September 30,
	2008	2007

Revenues, net	100.00%	100.00%
Cost of goods sold	(44.62)%	(52.13)%
Gross margin	55.38%	47.87%
Selling and distribution	(21.06)%	(18.81)%
General and administrative	(15.16)%	(16.09)%
Research and development	(3.16)%	(1.27)%
Compensation to minority shareholder	(3.45)%	-
Provision for uncollectibility of receivable for guarantee	(23.52)%	-
Other income (expense)	(5.65)%	(5.87)%
Income taxes	4.17%	(1.02)%
Minority interests	(2.84)%	(3.01)%
Net (loss) income	(15.29)%	1.78%

Revenues, Cost of Goods Sold and Gross Profit

Revenue for the nine months ended September 30, 2008 was $29,988,617, an increase of $11,301,334 or 60.48% from $18,687,283 for the same period last year. Compared to the nine months of 2007, the increase in sales revenue from our group of companies engaging in the production of different types of Etimicin for the nine months of 2008 and 2007 is set forth below:

	Nine Months Ended September 30,
Companies	2008	2007	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co., Ltd (“Hangzhou Aida”) specializes in the production of Etimicin powder	$8,578,465	$5,347,266	$3,231,199

Hainan Aike Pharmaceutical Co., Ltd (“Aike”) specializes in the production of Etimicin transfusion	13,755,946	9,087,966	4,667,980

Changzhou Fangyuan Pharmaceutical Co., Ltd. (“Fangyuan”) specializes in the production of Etimicin injection	7,573,233	4,252,051	3,321,182

Shanghai Qiaer Bio-Technology Co., Ltd.(“Qiaer”)	51,936	-	51,936

Jiangsu Institute of Microbiology Co., Ltd (“JSIM”)	29,037	-	29,037

TOTAL	$29,988,617	$18,687,283	$11,301,334

For the nine months ended September 30, 2008, the sales of Hangzhou Aida increased by $3,231,199 or 62.11% as compared to the same period of 2007. The increase is mainly attributable to an increase in sales of Etimicin powder product, “Aida”.

For the nine months ended September 30, 2008, the sales of Aike increased by $4,667,980 or 51.36% as compared to the same period of 2007. The increase in sales can mainly be accounted for an increase in sales of the Etimicin transfusion product, “Aiyi”.

For the nine months ended September 30, 2008 the sales of Fangyuan increased by $3,321,182 or 78.11% as compared to the same period of 2007. The increase in sales is the result of the intense marketing and promotion programs of a new Etimicin injection product, “Chuangcheng”.

The cost of goods sold for the nine months ended September 30, 2008 was $13,379,985 an increase of $3,639,033 or 37.36% from $9,740,952, for the year 2007. The increase in cost of goods sold can be analyzed as follows:

	Nine Months Ended September 30,
Companies	2008	2007	Increase/ (Decrease)

Hangzhou Aida Pharmaceutical Co. Ltd (“Hangzhou Aida”) specializes in the production of Etimicin powder	$2,731,486	$1,677,909	$1,053,577

Hainan Aike PharmaceuticalCo. Ltd (“Aike”) specializes in the production of Etimicin transfusion	7,710,483	5,591,975	2,118,508

Changzhou Fangyuan Pharmaceutical Ltd. (“Fangyuan”) specializes in the production of Etimicininjection	2,892,338	2,471,068	421,270

Shanghai Qiaer Bio-Technology Co., Ltd.(“Qiaer”)	42,493	-	42,493

Jiangsu Institute of Microbiology Co., Ltd (“JSIM”)	3,185	-	3,185

TOTAL	$13,379,985	$9,740,952	$3,639,033

The cost of goods sold by Hangzhou Aida for the nine months ended September 30, 2008 increased by $1,053,577, or 62.79% compared to $1,677,909 for the same period in 2007. The increase in the cost of goods sold can mainly be accounted for by an increase in sales by 62.11%.

The cost of goods sold by Aike for the nine months ended September 30, 2008 increased by $2,118,508, or 37.88% compared to for the same period in 2007. The increase can mainly be explained by a corresponding increase in sales.

The cost of goods sold by Fangyuan for the nine months ended September 30, 2008 increased by $421,270 or 17.05%, compared to $2,471,068 for the same period in 2007. The increase is mainly due to a corresponding increase in sales.

Compared to the nine months ended September 30, 2007, the percentage gross profit margin for our Company increased from 47.87% to55.38% for the same period of 2008.

Research and Development

Compared with research and development cost of $238,159 for the nine months ended September 30, 2007, research and development cost was $948,838 for the same period in 2008 and mainly represented costs incurred for the Phase II clinical trials and preparation of Phase III clinical trials for Rh-Apo2l.

Selling and Distribution

Selling and distribution expenses increased from $3,515,776 for the nine months ended September 30, 2008 to $6,316,020 for the same period this year, or a 79.65% increase. Compared to the same period in 2007, our increase in the expenses was because of the following:

	Nine Months Ended September 30,
Breakdown of Expenses	2008	2007	Increase/ (Decrease)

Traveling expenses	$2,152,551	1,081,545	$1,071,006
Office expenses	1,581,973	632,859	949,114
Payroll	418,674	343,879	74,795
Conference fees	410,372	136,786	273,586
Rent	431,671	283,638	148,033
Entertainment	363,452	351,711	11,741
Transportation expenses	256,742	153,049	103,693
Other expenses	700,585	532,309	168,276

TOTAL	$6,316,020	$3,515,776	$2,800,244

For the nine months ended September 30, 2008 traveling expenses, office expenses and transportation expenses increased by $1,071,006, $949,114 and $103,693 respectively, compared with the same period last year. The increase was mainly attributable to an increase in our sales by 60.48% for the same period year over year.

Compared with the rent expense of $283,638 for the nine months ended September 30, 2007, the rent expense for the nine months ended September 30, 2008 was $431,671, of which $400,179 was the  rent expense of Aike’s offices including Beijing, Shangdong and Henan.

For the nine months ended September 30, 2008 conference expenses were $410,372, an increase of $273,586, compared with the same period last year. The increase was mainly due to our participation in several big business conferences in order to promote sales.

General and Administrative

General and administrative expenses increased from $3,006,799 for the nine months ended September 30, 2007 to $4,545,663 for the same period this year, representing a 51.18% increase. The details of general and administrative expenses for the nine months ended September 30, 2008 and 2007 are as follows:

	Nine Months Ended September 30,
Breakdown of Expenses	2008	2007	Increase/ (Decrease)

Traveling expenses	$222,370	$203,104	$19,266
Office expenses	230,163	157,273	72,890
Payroll	394,441	526,580	(132,139)
Conference fees	54,011	42,253	11,758
Labor union , education and staff welfare	554,439	590,563	(36,124)
Consultancy fees	339,510	160,150	179,360
Entertainment	171,515	173,158	(1,643)
Depreciation	351,554	328,248	23,306
Amortization of intangible assets	935,978	537,449	398,529
Bad debt provision	167,467	109,966	57,501
Other expenses	1,124,215	178,055	946,160

TOTAL	$4,545,663	$3,006,799	$1,538,864

Amortization of intangible assets of $935,978 for the nine months ended September 30, 2008 increased by $398,529 or 71% from $537,449 for the same period last year. The increase was due to an increase in the amortization of intangible assets of $473,950 incurred by JSIM, which was just acquired in April this year.

Our consultancy fees which the Company pays consultants for their consultation service increased from $160,150 for the nine months ended September 30, 2007 to $339,510 for the same period this year. The increase was mainly attributable to the increase in consultancy fees of $192,680 incurred by Fangyuan.

Depreciation increased from $328,248 for the nine months ended September 30, 2007 to $351,554 for the same period this. This increase was mainly attributable to an increase of $15,979 incurred by JSIM, which was just acquired in April this year.

The traveling expenses of $222,370 for the nine months ended September 30, 2008 increased by $19,266 from $203,104 for the same period last year. The increase was mainly attributable to an increase of $41,856 in the traveling expenses for Aike.

Compensation to minority shareholder

In 2008, a consolidated subsidiary incurred $1,033,358 of expenses, which was paid to a minority shareholder of that subsidiary. Of the total, $706,230 was compensation for assistance in developing distribution channels and new markets and $327,128 was paid for support to the subsidiary’s operations in 2007 and 2006 and was based on changes in its assets related on that support.

Provision for uncollectibility of receivable for guarantee

For the nine months ended September 30, 2008, provision for uncollectibility of receivable for guarantee was $7,053,432. Hangzhou Aida commenced legal proceedings in the middle court of Hangzhou to recover $7,053,432 paid on behalf of Nanwang on April 15, 2008. According to the ruling of the local court dated April 22, 2008, assets of Nanwang with an estimated value of $7,053,432 have been seized and sequestered pending resolution of the said litigation proceeding. At end of June of 2008, the Company received notice from the middle court of Hangzhou declaring Nanwang to be insolvent on May 20, 2008 and that the liquidation process had commenced immediately.  Consequently, the litigation proceeding commenced on April 15, 2008 was terminated.  Given the latest developments, the Company now considers the recovery of the loan and the outstanding interest paid on behalf of Nanwang as unlikely and therefore a full allowance was made for the total balance of $7,053,432.

Other Income (Expenses)

Other expenses increased from $1,097,792 by 596,837 or 54.37% for the nine months ended September 30, 2007 to $1,649,629 for the same period this year. The other income (expenses) for the nine months ended September 30, 2008 and 2007 are as follows:

	Nine Months Ended September 30,
Breakdown of other income/(expenses)	2008	2007	Increase/ (Decrease)

Interest expense, net	$(1,902,734)	$(1,180,813)	$(721,921)
Government grants	100,668	95,998	4,670
Gain on sale of marketable securities	-	120,356	(120,356)
Other (loss) income, net	107,437	(133,333)	240,770

TOTAL	$(1,694,629)	$(1,097,792)	$(596,837)

Net interest expense for the nine months ended September 30, 2008 was $1,694,629, an increase of $721,921 or 61.14% from $1,180,813 for the same period last year. The increase is mainly due to the increase both in the interest of borrowings and in the bank borrowings.

Government grants for the nine months ended September 30, 2008 were $100,668, an increase of $4,670 or 4.86% from $95,998 for the same period last year. The increase is due to the increase in subsidies from the government.

Gain on sale of marketable securities of $120,356 for the nine months ended September 30, 2007 represented income from Chinese securities investment and no such income was earned for the same period this year.

Income Taxes

Income tax benefit was $1,249,497 for the nine months ended September 30, 2008, as compared to income tax expense of $191,349 for the same period last year.

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

Net (Loss) Income

Net Loss was $4,584,966 for the nine months ended September 30, 2008, as compared to net income of $333,388 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance decreased by $120,988 to $8,278,318 as of September 30, 2008, as compared to $8,399,306 as of December 31, 2007. The decrease was mainly attributable to cash outflow due to investing activities of $10,861,213, net loss of $4,584,966, deferred taxes of $1,967,777, increase in accounts receivable of $807,250 and in inventory of $1,661,910. The decrease in cash flow was partially offset by cash inflow of financing activities of $7,695,099 and provision for uncollectibility of receivable for guarantee of $7,053,432, depreciation and amortization of $2,009,294. The net cash flow was a deficit $(120,988) for nine months ended September 30, 2008.

Our cash flow provided by operations amounted to $4,284,020 for the nine months ended September 30, 2008, compared to $5,181,295 for the same period last year.

Our cash flow used in investing activities amounted to $10,861,213 of which $7,053,432 was used to satisfy our guarantee and $1,088,957 and $2,057,471 was used for the purchases of plant and equipment and construction in progress, respectively. We invested $629,662 and $422,715 in the deposit for plant and equipment and in the issuance of notes receivable, respectively.

The net cash provided by financing activities amounted to $7,695,099, of which $30,011,233 was provided by the short-term bank debt and $8,169,100 was provided by the long-term debt.

At September 30, 2008, we had short-term debt of $31,184,017 of which $23,083,544 was short-term bank borrowings and the remaining $8,100,473 represented notes payable to unrelated parties. The interest for short-term borrowings varied from 6.7095% to 9.478% per annum whereas the notes payable to unrelated parties is interest free. We believe that the cash generated from our operations will be sufficient to pay off our liabilities as the short-term borrowings and commitments fall due.

Working Capital

Our working capital decreased by $9,495,128 to $(12,085,652) as at September 30, 2008, as compared to $(2,590,524) as at December 31, 2007. The decrease in working capital on September 30, 2008 was mainly attributable to a decrease in deposits of $8,853,478 and an increase in other payables and accrued liabilities of $2,848,180 offset by an increase in inventories of $1,627,612 and deferred taxes of $2,164,761.

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

Item 3.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer reviewed and evaluated our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing them with timely material information related to Genentech, as required to be disclosed in the reports that we file under the Exchange Act of 1934.

(b)

Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because Nanwang over-invested in real estate, Nanwang defaulted on two of its loans and as guarantor for the loans, Hangzhou Aida had to repay the loan amounting to RMB49,123,913.65 (approximately, US$7,053,432 based on an exchange rate of 1US$ = RMB6.97) to Nanwang’s lenders under the current “tight” monetary policy of the People’s Bank of China.

Hangzhou Aida, in turn, commenced a litigation proceeding against Nanwang in the middle level court of Hangzhou, the People’s Republic of China on April 15, 2008 to recover the guaranteed loan amount that Hangzhou Aida had paid.   The litigation application has been accepted by the Hangzhou middle level court.  Hangzhou Aida had also requested that the court sequester Nanwang’s assets and such order was granted by the court. The sequestered assets include the Xinhuo Technology Building located in Beijing, some land use rights and 80% shareholding interest in Fengyuan Building Co.,Ltd.

At end of June of 2008, we received notice from the middle court of Hangzhou declaring Nanwang as insolvent on May 20, 2008 and that liquidation process had commenced immediately.  Consequently, the litigation proceeding commenced on April 15, 2008 by us was terminated. On July 3, 2008, Hangzhou Aida registered its creditor’s claim for $7,053,432 with the liquidation team of Nanwang.  Given the latest developments, the Company now considers the recovery of the loan and the outstanding interest paid on behalf of Nanwang as unlikely and therefore a full allowance was made for the total balance of $7,053,432.

On November 8, 2008, legal proceedings were instituted against the Company by Shanghai Panasia Strategy Investment Co., Ltd. in Changning District, Shanghai for an overdue loan and outstanding interest of $861,314. Shanghai Panasia Strategy Investment Co., Ltd. is controlled by a 16.57% shareholder of Company. The local judge will hold a court for trial on December 1, 2008.  The Company has recorded the loan and accrued the outstanding interest balance of $861,314 as of September 30, 2008. As such, there is no contingent accrual at September 30, 2008. Also see Note 16.

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

AIDA PHARMACEUTICALS, INC.

Date: November 19, 2008

/s/ Biao Jin

Mr. Biao Jin

Chief Executive Officer

Date: November 19, 2008

/s/ Hui Lin

Ms. Hui Lin

Chief Financial Officer